Form 10-Q
period 1996-03-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1996-05-14
CIK 1001540

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03-31-1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission file number: 0-26868


                      LEXINGTON GLOBAL ASSET MANAGERS, INC.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

DELAWARE                                                     22-3395036

LEXINGTON GLOBAL ASSET MANAGERS, INC.
PARK 80 WEST PLAZA TWO
SADDLE BROOK, NJ 07663
201-845-7300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                     5,487,887 Shares Issued and Outstanding





Part I. Financial Information

Item 1. Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           March 31, 1996      December 31, 1995
                                                                            (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                                       $  1,393,969        $     575,694
   Money market accounts                                                         3,065,030            5,039,323
                                                                          -----------------     ----------------
                                                                                 4,458,999            5,615,017
                                                                          -----------------     ----------------

Receivables:
   Investment advisory and management fees                                       1,634,527            1,577,875
   Due from funds and other                                                      1,610,892            1,206,619
                                                                          -----------------     ----------------
                                                                                 3,245,419            2,784,494
                                                                          -----------------     ----------------
Marketable securities                                                            1,084,703              932,282
Prepaid expenses                                                                   415,786              349,768
Prepaid taxes                                                                       42,752               42,365
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                                    1,537,455            1,434,802
Intangible assets (net of accumulated amortization)                                242,848              252,387
Deferred income taxes                                                            2,948,804            3,048,283
Other assets                                                                       304,982              314,203
                                                                          -----------------     ----------------
           Total assets                                                       $ 14,281,748          $14,773,601
                                                                          =================     ================


 Liabilities:
Accounts payable and other accrued expenses                                   $  3,061,265         $  4,258,195
Capitalized lease obligations                                                      131,060              157,019
Deferred income                                                                  1,661,752            1,592,531
Federal income taxes payable                                                     1,088,946              979,184
Other liabilities                                                                    4,388                7,515
                                                                          -----------------     ----------------
           Total liabilities                                                     5,947,411            6,994,444
                                                                          -----------------     ----------------
Minority interest                                                                  443,376              432,136

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued and outstanding                                                 54,879               54,879
Additional paid-in capital                                                      21,501,517           21,501,517
Accumulated deficit                                                           (13,665,435)         (14,209,375)
                                                                          -----------------     ----------------
           Total stockholders' equity                                            7,890,961            7,347,021
                                                                          -----------------     ----------------

           Total liabilities and stockholders' equity                         $ 14,281,748          $14,773,601
                                                                          =================     ================



          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                 1996               1995
                                                                                 ----               ----
Revenues:
   Investment advisory:
      Mutual fund management fees (including approximately
          $117,474 and $121,738 from related parties)                           $ 2,693,518        $ 2,370,024
      Mutual fund commissions                                                       145,522             58,330
      Other management fees (including approximately
         $548,492 and $528,367 from related parties)                              2,121,494          2,251,487
   Commissions income                                                               564,005            423,870
   Other income                                                                     192,761            115,015
                                                                           -----------------  -----------------
         Total revenues                                                           5,717,300          5,218,726
                                                                           -----------------  -----------------

Expenses:
   Salaries and other compensation                                                3,159,553          2,671,827
   Selling and promotional                                                          429,202            463,657
   Administrative and general                                                     1,366,558          1,125,620
                                                                           -----------------  -----------------
         Total expenses                                                           4,955,313          4,261,104
                                                                           -----------------  -----------------
         Income before income taxes and minority interest                           761,987            957,622

Provision for income  taxes
   Current                                                                          107,328            369,975
   Deferred                                                                          99,479             77,119
                                                                           -----------------  -----------------
         Total provision                                                            206,807            447,094
                                                                           -----------------  -----------------
         Income before minority interest                                            555,180            510,528
Minority interest                                                                    11,240              4,514
                                                                           -----------------  -----------------
         Net income                                                            $    543,940       $    506,014
                                                                           =================  =================

Earnings per share
   Net income per share                                                               $0.10              $0.09
                                                                           =================  =================

   Average shares outstanding during the period                                   5,487,887          5,487,887
                                                                           =================  =================



         The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)



                                                                                Three Months Ended March 31,
                                                                                 1996                1995
                                                                                 ----                ----
Cash flows from operating activities:
Net income                                                                      $   543,940         $   506,014
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                 113,093             110,939
      Unrealized (appreciation) depreciation on marketable
         securities                                                                (48,615)               6,770
      Deferred income taxes                                                          99,479              77,119
      Minority interest                                                              11,240               4,514
Change in assets and liabilities
      Receivables                                                                 (460,925)           (592,600)
      Prepaid expenses                                                             (66,018)            (67,929)
      Prepaid taxes                                                                   (387)              10,991
      Accounts payable and accrued expenses                                     (1,197,300)           (939,850)
      Federal income taxes payable                                                  109,762           (270,567)
      Deferred management fees                                                       69,221           (145,202)
      Other, net                                                                    (3,127)              10,584
                                                                            ----------------    ----------------
Net cash provided by operating activities                                         (829,637)         (1,289,217)

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                             (196,985)            (63,417)
      Purchases of marketable securities                                          (103,806)           (112,727)
                                                                            ----------------    ----------------
Net cash used in investing activities                                             (300,791)           (176,144)

Cash flows from financing activities:
      Principal payments under capital lease obligations                           (25,590)             (5,990)
      Dividends                                                                                       (500,000)
      Capital contribution                                                                              75,000

                                                                            ----------------    ----------------
Net cash used in financing activities                                              (25,590)           (430,990)
Net decrease in cash and cash equivalents                                       (1,156,018)         (1,896,351)
Cash and cash equivalents, beginning of period                                    5,615,017           6,147,610
                                                                            ----------------    ----------------
Cash and cash equivalents, end of period                                         $4,458,999          $4,251,259
                                                                            ================    ================




          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:

     The interim financial information presented is unaudited. In the opinion of Company management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim periods have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report on Form 10K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1995 is incorporated herein by reference and should be read in conjunction with the following.

March 31, 1996 Compared to March 31, 1995

The consolidated net income for the three months ended March 31, 1996 was $544 thousand, $0.10 per share, compared to $506 thousand, $0.09 per share for the first three months of 1995.

Total revenues of $5.7 million are 9.6% ahead of the first quarter of 1995 when the Company recorded revenues of $5.2 million.

The Company's core business (consisting of Lexington Management Corporation ("LMC") and Lexington Funds Distributor, Inc. ("LFD") ) delivered total revenues of $3.8 million compared to $3.5 million in the first quarter of 1995, an increase of 8.6%. The Company's other subsidiaries consist of Lexington Capital Management Inc. ("LCM"); LCM's two wholly-owned subsidiaries, which are Lexington Capital Management Associates, Inc. ("LCMA") and LCM Financial Services, Inc. ("LFSI"); Lexington Plan Administrators, Inc. ("LPA"); Market Systems Research Advisors, Inc. ("MSR"); MSR's wholly-owned subsidiary, Market Systems Research, Inc. ("MSRI"); and Piedmont Asset Advisors L.L.C. ("PAA"). These subsidiaries generated total revenues of $1.9 million in the first quarter which is $0.2 million above 1995's comparable figure of $1.7 million.

Net mutual fund management fees of $2.7 million are $0.3 million ahead of $2.4 million for the first quarter of 1995. The increase is primarily a function of asset increases in three of the Lexington funds: Lexington Worldwide Emerging Markets, Lexington Corporate Leaders Trust, and Lexington Strategic Silver Fund. Strong performance has resulted in growth in these funds' assets through appreciation and net cash inflows from increased investor demand. Mutual fund commissions of $0.2 million are $0.1 million higher than the $0.1 million recorded in the first quarter of 1995 due primarily to higher sales of the Lexington Strategic Silver Fund.

Other management fees of $2.1 million are $0.2 million below the first quarter of 1995 ($2.3 million) reflecting the impact of institutional and high net worth account terminations.

Commissions income of $0.6 million is $0.2 million above the comparable 1995 figure of $0.4 million. This revenue is generated primarily by the Company's California brokerage and insurance operations and the increase reflects higher levels of new business for these operations.

Other income of $0.2 million is $0.1 million above the $0.1 million recorded in the first quarter of 1995. The increase is attributable to higher investment income and mutual fund administration fees at the Company's core business.

Total expenses of $5.0 million are $0.7 million above total expenses of $4.3 million for the first quarter of 1995. Total personnel costs of $3.2 million are $0.5 million higher than the $2.7 million recorded in the first quarter of 1995 reflecting personnel additions and higher bonus accruals associated with the revenue growth. Selling and promotional costs of $0.4 million are $0.1 million below the $0.5 million for such costs in the first quarter of 1995 as a result of timing differences in promotional programs. General and administrative costs of $1.4 million are $0.3 million higher than the first quarter of 1995 ($1.1 million) due to various costs associated with the Company's public reporting responsibilities.

Profit before tax amounted to $0.8 million, down $0.2 million from the $1.0 million recorded in the first quarter of 1995. (Profit before tax for the core business amounted to $1.0 million for the first quarter of 1996 and 1995). Provision for state and federal taxes declined $0.2 million to $0.2 million in the first quarter versus $0.4 million in the prior year period due to timing differences attributable to bonus payments.

Effects of Inflation
The Company does not believe that inflation has had a significant impact on the operations of the Company to date. The Company's assets consist primarily of cash and investments which are monetary in nature. However, to the extent inflation results in rising interest rates with the attendant adverse effects on the securities markets and on the value of investments held in the Company's accounts, inflation may adversely affect the Company's financial position and results of operations. Inflation also may result in increased operating expenses (primarily personnel-related costs) that may not be readily recoverable in the fees charged by the Company.

Liquidity and Financial Condition
The  Company's   business  typically  does  not  require   substantial   capital
expenditures. The most significant capital investments are in technology, including computer equipment and telephones.

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.2 million and $4.5 million over the past three years primarily as a result of the Company's net income. The Company's cash flow from operations in the first quarter was negative as is usually the case in the first quarter due to the payment of bonuses.

Net cash outflows from investing activities have ranged between $0.3 million and $0.8 million over the past three years. For the first quarter of 1996, cash outflows from investing activities was $0.3 million. The primary use of cash over the recent past has been for the refurbishment and upgrading of the Company's principal offices, which was completed in 1994. The principal use of cash in the first quarter of 1996 was the purchase of computer equipment and the purchase of marketable securities associated with the start-up of a new mutual fund. It is expected that future investing activities will consist of more routine furniture and equipment purchases, purchases of marketable securities and, potentially, acquisitions. With the exception of acquisitions, the routine investment activities are expected to result in smaller cash outflows from investing activities in the near future.

Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow was the payment of a regular quarterly dividend to Piedmont, the Company's former parent. The Company experienced no outflow from financing activities in the first quarter of 1996 and does not anticipate declaring or paying cash dividends on the Common Stock at any time in the foreseeable future. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At March 31, 1996, the Company had $4.5 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD and LFSI, as registered broker-dealers, have federal and state net capital requirements at March 31, 1996 of $55,000. The aggregate net capital of LFD and LFSI was $0.8 million at March 31, 1996. LMC, LCM, LCMA, MSR and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels. Because LCM does not have positive net worth, it does not meet several state net capital requirements. The Company has provided LCM with a guaranty in all states where additional evidence of financial security is an acceptable alternative to the net capital requirements.


Stockholders' equity on March 31, 1996 increased to $7.9 million from $7.3 million at December 31, 1995. This increase reflects the Company's earnings for the first quarter.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.


Part II. Other Information

Item 6. Exhibits

Exhibit No. 27 Financial Data Schedule (filed with the Securities and Exchange Commission)

Other items under Part II have been omitted since they are either not required or are not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/ Richard M. Hisey
    _____________________________________________________________
    Richard M. Hisey
    Executive Vice President, Chief Financial Officer and Treasurer

Date: 5-14-96