Form 10-Q
period 1996-06-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1996-08-14
CIK 1001540

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06-30-1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                     5,487,887 Shares Issued and Outstanding





Part I.  Financial Information

Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 6/30/96              12/31/95
                                                               (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                        $      903,586       $      575,694
   Money market accounts                                            4,731,513            5,039,323
                                                             -----------------    -----------------

                                                                    5,635,099            5,615,017
                                                             -----------------    -----------------

Receivables:
   Investment advisory and management fees                          1,506,794            1,577,875
   Due from funds and other                                         1,294,541            1,206,619
                                                             -----------------    -----------------

                                                                    2,801,335            2,784,494
                                                             -----------------    -----------------
Marketable securities                                               1,143,936              932,282
Prepaid expenses                                                      468,891              349,768
Prepaid taxes                                                          36,888               42,365
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                       1,555,582            1,434,802
Intangible assets (net of accumulated amortization)                   239,582              252,387
Deferred income taxes                                               3,102,654            3,048,283
Other assets                                                          295,943              314,203
                                                             -----------------    -----------------
         Total assets                                            $ 15,279,910         $ 14,773,601
                                                             =================    =================


Liabilities:
Accounts payable and other accrued expenses                     $   3,631,299        $   4,258,195
Capitalized lease obligations                                         132,315              157,019
Deferred income                                                     1,641,974            1,592,531
Federal income taxes payable                                        1,120,312              979,184
Other liabilities                                                       5,221                7,515
                                                             -----------------    -----------------
         Total liabilities                                          6,531,121            6,994,444
                                                             -----------------    -----------------
Minority interest                                                     460,994              432,136

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
5,487,887 issued and outstanding                                       54,879               54,879
Additional paid-in capital                                         21,501,517           21,501,517
Accumulated deficit                                               (13,268,601)         (14,209,375)
                                                             -----------------    -----------------
         Total stockholders' equity                                 8,287,795            7,347,021
                                                             -----------------    -----------------

         Total liabilities and stockholders' equity              $ 15,279,910         $ 14,773,601
                                                             =================    =================








                    The accompanying notes are an integral part of the condensed consolidated financial statements.






CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                          1996            1995              1996            1995

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
          $140,486  $126,060  $257,960  and
          $247,798 from related parties)                 $2,773,175      $2,507,276        $5,466,693      $4,877,300
      Mutual fund commissions                                44,004          58,752           189,526         117,082

      Other management fees (including approximately
         $583,560  $538,733  $1,132,052 and
         $1,067,100 from related parties)                 2,117,185       2,294,188         4,238,679       4,545,675
   Commissions income                                       593,714         420,875         1,157,719         844,745
   Other income                                              77.981          66,836           270,742         181,851

                                                      --------------  --------------    --------------  --------------
      Total revenues                                      5,606,059       5,347,927        11,323,359      10,566,653
                                                      --------------  --------------    --------------  --------------

Expenses:
   Salaries and other compensation                        3,159,050       2,667,421         6,318,603       5,339,248
   Selling and promotional                                  398,598         729,776           827,800       1,193,433
   Administrative and general                             1,297,972       1,116,082         2,664,532       2,241,702
                                                      --------------  --------------    --------------  --------------
      Total expenses                                      4,855,620       4,513,279         9,810,935       8,774,383
                                                      --------------  --------------    --------------  --------------
      Income before income taxes and minority
      interest                                              750,439         834,648         1,512,424       1,792,270

Provision for income  taxes
   Current                                                  489,836         290,892           597,162         660,689
   Deferred                                                (153,851)         20,799          (54,372)          98,096
                                                      --------------  --------------    --------------  --------------
      Total provision                                       335,985         311,691           542,790         758,785
                                                      --------------  --------------    --------------  --------------
      Income before minority interest                       414,454         522,957           969,634       1,033,485

Minority interest                                            17,619            (661)           28,859           3,853
                                                      --------------  --------------    --------------  --------------
      Net income                                         $  396,835       $ 523,618        $  940,775      $1,029,632
                                                      ==============  ==============    ==============  ==============

Earnings per share
   Net income per share                                       $0.07           $0.10             $0.17           $0.19
                                                      ==============  ==============    ==============  ==============

   Average shares outstanding during the period           5,487,887       5,487,887         5,487,887       5,487,887
                                                      ==============  ==============    ==============  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.






CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                     1996              1995
                                                                                     ----              ----

Cash flows from operating activities:
Net income                                                                         $  940,775        $ 1,029,632
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                   224,344            207,392
      Unrealized (appreciation) depreciation on marketable
         securities                                                                  (103,116)            52,706
      Deferred income taxes                                                           (54,372)            98,096
      Minority interest                                                                28,859              3,853
Change in assets and liabilities
      Receivables                                                                     (16,841)          (633,491)
      Prepaid expenses                                                               (119,123)          (172,455)
      Prepaid taxes                                                                     5,477             10,345
      Accounts payable and accrued expenses                                          (605,698)          (447,371)
      Federal income taxes payable                                                    141,128           (325,544)
      Deferred management fees                                                         49,443           (226,836)
      Other, net                                                                       (2,473)           269,316
                                                                                ---------------   ----------------
Net cash provided by operating activities                                             488,403           (134,357)

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                                (313,882)          (367,636)
      Purchases of marketable securities                                             (108,538)          (216,831)
                                                                                ---------------   ----------------
Net cash used in investing activities                                                (422,420)          (584,467)

Cash flows from financing activities:
      Principal payments under capital lease obligations                               (45,901)                 -
      Dividends                                                                              -         (1,000,000)
      Capital contribution                                                                   -             75,000
                                                                                ---------------   ----------------
Net cash used in financing activities                                                  (45,901)          (925,000)
Net increase / (decrease) in cash and cash equivalents                                  20,082         (1,643,824)
Cash and cash equivalents, beginning of period                                       5,615,017          6,147,610
                                                                                ---------------   ----------------
Cash and cash equivalents, end of period                                           $ 5,635,099        $ 4,503,786
                                                                                ===============   ================



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

2.  Subsequent Events:

On July 31, 1996, the registrant signed an agreement to sell four of its West Coast subsidiaries (Lexington Capital Management Associates, Inc., Lexington Plan Administrators, Inc., LCM Financial Services, Inc., and LCMI Insurance Services, Inc.). The subsidiaries are being sold to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley
(USA) Holdings Limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         Six Months Ended June 30, 1996 and 1995

The consolidated net income for the six months ended June 30, 1996 was $941 thousand, $0.17 per share, compared to $1.0 million, $0.19 per share for the first six months of 1995. On July 31, 1996, subsequent to the close of the second quarter, the Company announced an agreement to sell four of its West Coast subsidiaries, two of which have been considered immaterial, to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited. The Company has recorded expenses associated with this transaction in the second quarter and the Company expects to realize a gain on the transaction in the third quarter.

Total revenues of $11.3 million are 6.6% ahead of the first half of 1995 when the Company recorded revenues of $10.6 million.

The Company's core business (consisting of Lexington Management Corporation ("LMC") and Lexington Funds Distributor, Inc. ("LFD")) delivered total revenues of $7.4 million compared to $7.1 million in the first half of 1995, an increase of 4.2%. The Company's other subsidiaries consist of Lexington Capital Management Inc. ("LCM"); LCM's two wholly-owned subsidiaries, which are Lexington Capital Management Associates, Inc. ("LCMA") and LCM Financial Services, Inc. ("LFSI"); Lexington Plan Administrators, Inc. ("LPA"); Market Systems Research Advisors, Inc. ("MSR"); MSR's wholly-owned subsidiary, Market Systems Research, Inc. ("MSRI"); and Piedmont Asset Advisors L.L.C. ("PAA"). These subsidiaries generated total revenues of $3.9 million in the first half which is $0.4 million above 1995's comparable figure of $3.5 million. A further discussion of the factors producing these results follows.

Net mutual fund management fees of $5.5 million are $0.6 million ahead of $4.9 million for the first half of 1995. The increase is primarily a function of asset increases in two of the Lexington funds: Lexington Worldwide Emerging Markets and Lexington Corporate Leaders Trust. Strong performance has resulted in growth in these funds' assets through appreciation and net cash inflows from increased investor demand. Also contributing to the increase in mutual fund management fees were increases in assets in the Company's private label fund business and in the Lexington Strategic Silver Fund. Again, strong relative performance and increased investor demand generated these asset increases. Mutual fund commissions of $0.2 million are $0.1 million higher than the $0.1 million recorded in the first half of 1995 due primarily to higher sales of the Lexington Strategic Silver Fund.

Other management fees of $4.2 million are $0.3 million below the first half of 1995 ($4.5 million) reflecting the impact of institutional and high net worth account terminations, some of which were associated with the spin-off of the Company from Piedmont Management Company in December of 1995.

Commissions income of $1.2 million is $0.4 million above the comparable 1995 figure of $0.8 million. This revenue is generated primarily by the Company's West Coast brokerage and insurance operations and the increase reflects higher levels of new business in these operations.

Other income of $0.3 million is $0.1 million above the $0.2 million recorded in the first half of 1995. The increase is attributable to higher investment income and mutual fund administration fees at the Company's core business.

Total expenses of $9.8 million are $1.0 million above total expenses of $8.8 million for the first half of 1995. Total personnel costs of $6.3 million are $1.0 million higher than the $5.3 million recorded in the first half of 1995. This increase is primarily a result of three factors: 1) the addition of investment personnel; 2) higher commissions associated with increased revenues in the Company's West Coast operations; and, 3) the fact that the 1995 period benefitted from an employee benefit refund associated with a good experience rating. Selling and promotional costs of $0.8 million are $0.4 million below the $1.2 million for such costs in the first half of 1995. The decrease reflects lower overall advertising expenditures, some of which may be considered temporary depending on investor demand and is also reflective of lower travel and entertainment expenditures in the Company's institutional and high net worth segments. General and administrative costs of $2.7 million are $0.5 million ahead of $2.2 million for the comparable 1995 period. The increase reflects various costs associated with the Company's public reporting responsibilities as well as various costs associated with the Company's announced agreement to sell four of its West Coast subsidiaries as discussed earlier.



Profit before tax amounted to $1.5 million, down $0.3 million from the $1.8 million recorded in the first half of 1995. Provision for state and federal taxes declined $0.3 million to $0.5 million from $0.8 million in the year earlier period due to the lower profits and to timing differences attributable to bonus payments.


Three Months Ended June 30, 1996 and 1995

The consolidated net income for the three months ended June 30, 1996 was $397 thousand compared to net income of $524 thousand in the second quarter of 1995.

Total revenues of $5.6 million are $0.3 million ahead of the comparable 1995 figure of $5.3 million.

The Company's core business delivered total revenues of $3.6 million which is even with the prior year figure of $3.6 million. The Company's other subsidiaries delivered total revenues of $2.0 million in the quarter which is $0.3 million ahead of the second quarter of 1995 ($1.7 million).

Net mutual fund management fees of $2.8 million are $0.3 million higher than the $2.5 million in mutual fund management fees recorded in the second quarter of 1995. Primary contributors to this revenue increase were the Lexington Worldwide Emerging Markets Fund and Lexington Corporate Leaders Trust, which benefitted from increased investor interest and asset appreciation. Other management fees of $2.1 million are $0.2 million below the second quarter of 1995 ($2.3 million), reflecting account terminations in the Company's high net worth and institutional business, some of which is a result of the spin-off of the Company from its former parent, Piedmont Management Company. Commissions income of $0.6 million is $0.2 million above the $0.4 million recorded in the second quarter of 1995 due to higher levels of new business in the Company's West Coast brokerage and insurance operations.

Total expenses of $4.9 million are $0.4 million above the $4.5 million recorded in the second quarter of 1995. Personnel costs of $3.2 million are $0.5 million above the comparable 1995 figure of $2.7 million. The higher costs reflect: 1) the addition of investment personnel; 2) higher commissions associated with the higher commissions income from the West Coast brokerage and insurance operations; and, 3) the fact that the 1995 period benefitted from an employee benefit refund associated with a good experience rating. Selling and promotional costs of $0.4 million are $0.3 million below the 1995 second quarter figure of $0.7 million. Advertising expenditures were lower in the quarter due to more uncertain securities market conditions. General and administrative expenses of $1.3 million are $0.2 million over the $1.1 million recorded in the second quarter of 1995. Most of the increase is attributable to various costs associated with the sale of four of the Company's West Coast subsidiaries.

Profit before tax amounts to $0.7 million for the three months which is $0.1 million below the second quarter of 1995 ($0.8 million). Provision for income taxes of $336 thousand is $24 thousand above the prior year period, reflecting timing differences attributable to bonus payments.


Liquidity and Financial Condition

The  company's   business  typically  does  not  require   substantial   capital
expenditures. The most significant capital investments are in technology, including computer equipment and telephones.

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.2 million and $4.5 million over the past three years primarily as a result of the Company's net income. The Company's cash flow from operations in the first half of 1996 was $0.5 million. The primary sources of cash were net income and working capital.

Net cash outflows from investing activities have ranged between $0.3 million and $0.8 million over the past three years. For the first half of 1996, cash outflows from investing activities were $0.4 million. The primary use of cash over the recent past has been for the refurbishment and upgrading of the Company's principal offices, which were completed in 1994. The principal use of cash in the first half of 1996 was the purchase of computer equipment and the purchase of marketable securities associated with the start-up of a new mutual fund. It is expected that future investing activities will consist of more routine furniture and equipment purchases, purchases of marketable securities, and, potentially, acquisitions. With the exception of acquisitions, the routine investment activities are expected to result in smaller cash outflows from investing activities in the near future.

Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow was the payment of a regular quarterly dividend to Piedmont, the Company's former parent. The Company experienced a small outflow of $46 thousand in the first half of 1996. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At June 30, 1996, the Company had $5.6 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD and LFSI, as registered broker-dealers, have federal and state net capital requirements at June 30, 1996 of $55,000. The aggregate net capital of LFD and LFSI was $0.7 million at June 30, 1996. LMC, LCM, LCMA, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels. Because LCM does not have positive net worth, it does not meet several state net capital requirements. The Company has provided LCM with a guaranty in all states where additional evidence of financial security is an acceptable alternative to the net capital requirements.

Stockholders' equity on June 30, 1996 increased to $8.3 million from $7.3 million at December 31, 1995. This increase reflects the Company's earnings for the first half.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.



Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Date of Meeting:  May 17, 1996 Annual Meeting of Stockholders

    (b)  Matters voted on and number of affirmative/negative votes:

    1.  Election of Directors:
Peter L. Richardson, Stuart S. Richardson, Carl H. Tiedemann, Marion A. Woodbury
For All Directors:  5,037,624       Withheld  Authority:  5,039
     2. Ratification of the selection of Coopers & Lybrand L.L.P. as the independent auditors for the current calendar year.
               Votes:      For              Against          Abstain
                        5,041,393             720               550


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

       (27)  Financial Data Schedule for the six months ended June 30, 1996.

(b)  Reports on Form 8-K:

     The registrant filed Form 8-K dated August 13, 1996 reporting under Item 5.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By:  /s/  Richard M. Hisey
- -----------------------------------------------------
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date:  8-13-96