Form 10-Q
period 1996-09-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1996-11-15
CIK 1001540

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09-30-96
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26868

                      LEXINGTON GLOBAL ASSET MANAGERS, INC.

DELAWARE                                                     22-3395036
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Part I.  Financial Information

Item 1.  Financial Statements


CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                                                         9/30/96                12/31/95
                                                                       (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                              $          875,395      $         575,694
   Money market accounts                                                      5,642,918              5,039,323
                                                                    -------------------     ------------------
                                                                              6,518,313              5,615,017
                                                                    -------------------     ------------------

Receivables:
   Investment advisory and management fees                                    1,342,040              1,577,875
   Due from funds and other                                                   1,046,557              1,206,619
                                                                    -------------------     ------------------
                                                                              2,388,597              2,784,494
                                                                    -------------------     ------------------
Marketable securities                                                         1,131,329                932,282
Prepaid expenses                                                                335,253                349,768
Prepaid taxes                                                                    30,565                 42,365
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                                 1,357,782              1,434,802
Intangible assets (net of accumulated amortization)                             214,926                252,387
Deferred income taxes                                                         2,823,336              3,048,283
Other assets                                                                    243,419                314,203
                                                                    -------------------     ------------------
         Total assets                                                $       15,043,520       $     14,773,601
                                                                    ===================     ==================


Liabilities:
Accounts payable and other accrued expenses                          $        3,498,467      $       4,258,195
Capitalized lease obligations                                                         -                157,019
Deferred income                                                               1,128,104              1,592,531
Federal income taxes payable                                                    980,051                979,184
Other liabilities                                                                 6,908                  7,515
                                                                    -------------------     ------------------
         Total liabilities                                                    5,613,530              6,994,444
                                                                    -------------------     ------------------
Minority interest                                                               352,867                432,136

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued and outstanding                                              54,879                 54,879
Additional paid-in capital                                                   21,501,517             21,501,517
Accumulated deficit                                                         (12,479,273)           (14,209,375)
                                                                    -------------------     ------------------
         Total stockholders' equity                                           9,077,123              7,347,021
                                                                    -------------------     ------------------

         Total liabilities and stockholders' equity                  $       15,043,520       $     14,773,601
                                                                    ===================     ==================


       The accompanying notes are an integral part of the condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATION (Unaudited)

                                                                 Three Months                       Nine Months
                                                                Ended Sept. 30,                   Ended Sept. 30,
                                                             1996             1995             1996             1995
                                                             ----             ----             ----             ----

Revenues:
   Investment advisory:
      Mutual fund management fees (including
          approx. $118,571  $104,492  $376,531
          and $352,290 from related parties          $     2,682,772  $     2,512,916  $     8,149,465  $     7,390,216
      Mutual fund commissions                                 16,839           35,058          206,365          152,140
      Other management fees (including approx.
         $581,017  $552,997  $1,713,069 and
         $1,620,097 from related parties                   2,159,268        2,332,869        6,397,947        6,878,544
   Commissions income                                        533,338          417,612        1,691,057        1,262,357
   Other income                                              172,800          141,604          443,542          323,455
                                                       --------------------------------------------------------------------
         Total revenues                                    5,565,017        5,440,059       16,888,376       16,006,712
                                                       -------------------------------------------------------------------

Expenses:
   Salaries and other compensation                         2,993,037        2,599,722        9,311,640        7,938,970
   Selling and promotional                                   329,886          453,676        1,157,685        1,647,109
   Administrative and general                              1,619,902        1,836,633        4,174,432        4,078,335
                                                       --------------------------------------------------------------------
         Total expenses                                    4,942,825        4,890,031       14,643,757       13,664,414
                                                       -------------------------------------------------------------------
         Income before income taxes and
           minority interest                                 622,192           550,028       2,244,619        2,342,298
Gain on sale of subsidiaries                                 639,881                 -         529,881                -

Provision for income  taxes
   Current                                                   301,556           131,061         898,720          791,750
   Deferred                                                  279,319            (8,827)        224,947           89,269
                                                       ---------------------------------------------------------------------
         Total provision                                     580,875           122,234       1,123,667          881,019
                                                       --------------------------------------------------------------------
         Income before minority interest                     681,198           427,794       1,650,833        1,461,279
Minority interest                                           (108,128)           23,143         (79,269)          26,996
                                                       ---------------------------------------------------------------------
        Net income                                    $      789,326   $       404,651  $    1,730,102  $     1,434,283
                                                       ===================================================================

Earnings per share
   Net income per share                                        $0.14            $0.07            $0.31            $0.26
                                                               ======           ======           ======           =====

   Avg. shares outstanding during the period                5,487,887        5,487,887        5,487,887        5,487,887
                                                            =========        =========        =========        =========


             The accompanying notes are an integral part of the condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           Nine Months Ended Sept. 30,
                                                                             1996               1995
                                                                             ----               ----


Cash flows from operating activities:
Net income                                                           $    1,730,102     $    1,434,283
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                         346,647            318,190
      Unrealized (appreciation) depreciation on marketable
         securities                                                         (86,151)           (41,110)
      Deferred income taxes                                                 224,947             89,269
      Minority interest                                                     (79,269)            26,996
Change in assets and liabilities
      Receivables                                                           395,897           (486,064)
      Prepaid expenses                                                       14,515           (272,762)
      Prepaid taxes                                                          11,800             10,596
      Accounts payable and accrued expenses                                (849,228)           566,400
      Federal income taxes payable                                              867             30,873
      Deferred management fees                                             (464,427)          (394,517)
      Other, net                                                             57,972            258,158
                                                                       ---------------   --------------
Net cash provided by operating activities                                 1,303,672          1,540,312

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                      (370,204)          (446,183)
      Purchase of intangibles                                                (7,225)                 -
      Purchases of marketable securities                                   (112,896)          (112,404)
      Sales of marketable securities                                              -            113,075
      Sale of furniture and equipment                                       157,470                  -
                                                                     ---------------     --------------
Net cash used in investing activities                                      (332,855)          (445,512)

Cash flows from financing activities:
      Principal payments under capital lease obligations                    (67,521)          (105,799)
      Dividends                                                                   -         (1,500,000)
      Capital contribution                                                        -             75,000
                                                                     ---------------     --------------
Net cash used in financing activities                                       (67,521)        (1,530,799)
Net increase / (decrease) in cash and cash equivalents                      903,296           (435,999)
Cash and cash equivalents, beginning of period                            5,615,017          6,147,610
                                                                     ---------------     --------------
Cash and cash equivalents, end of period                             $    6,518,313     $    5,711,611
                                                                     ===============     ==============



The accompanying notes are an integral part of the condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:


The interim financial information presented is unaudited. In the opinion of Company management, all adjustments necessary to present fairly the consolidated financial position and the results of operations for the interim periods have been made. The financial statement should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report on Form 10K.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1995 is incorporated herein by reference and should be read in conjunction with the following.


Nine Months Ended September 30, 1996 and 1995

The consolidated net income for the nine months ended September 30, 1996 was $1.7 million, $0.31 per share, compared to $1.4 million, $0.26 per share for the first nine months of 1995. On September 30, 1996, the Company sold or exchanged five of its West Coast subsidiaries, two of which have been considered immaterial, to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited ("Berkeley"). The Company realized a gain of $0.5 million, $0.09 per share, on the transaction.

Total revenues of $16.9 million are 5.6% ahead of the $16.0 million in revenues recorded in the first nine months of 1995.

The Company's core business (consisting of Lexington Management Corporation ("LMC") and Lexington Funds Distributor, Inc. ("LFD")) delivered total revenues of $10.9 million compared to $10.7 million in the first nine months of 1995, an increase of 1.9%. The Company's other subsidiaries consist of : Lexington Capital Management Inc. ("LCM"); Market Systems Research Advisors, Inc. ("MSR"); MSR's wholly-owned subsidiary, Market Systems Research, Inc. ("MSRI"); and Piedmont Asset Advisors LLC ("PAA"). On September 30, 1996, the Company sold the following subsidiaries: Lexington Plan Administrators, Inc. ("LPA"); Lexington Capital Management Associates, Inc. ("LCMA"); LCMI Insurance Services, Inc. ("LCMI"), and; Lexington Advisors II, Inc. ("LAII"). As part of the overall transaction, the Company also exchanged its wholly-owned subsidiary LCM Financial Services Inc. ("LFSI") for the minority interest in LCM held by LCM's former Chief Executive Officer. Combined, all of these subsidiaries generated $6.0 million in revenues in the first nine months of 1996 compared to $5.3 million in the year-earlier period. These disposed subsidiaries produced total revenues of $2.3 million in the first nine months of this year compared to $1.6 million in the year-earlier period. In addition to the sale of the subsidiaries, the Company has entered into an operating agreement with SAI Capital Holdings, Inc. ("Select"), a subsidiary of Berkeley under which Select will provide back office and support services to LCM in return for a portion of LCM's asset management advisory fees. A further discussion of the factors producing the revenue results follows. Net mutual fund management fees of $8.1 million are $0.7 million or 9.5% ahead of $7.4 million for the year-earlier period. The increase is primarily a function of asset increases in two of the Lexington funds: Lexington Worldwide Emerging Markets and Lexington Corporate Leaders Trust. Strong performance has resulted in growth in these funds' assets through appreciation and net cash inflows from increased investor demand. Also contributing to the increase in mutual fund management fees were increases in assets in the Company's private label business and in the Lexington Strategic Silver Fund and the Lexington Growth and Income Fund. Other management fees of $6.4 million are $0.5 million below the corresponding figure for 1995 of $6.9 million. Most of this decrease relates to institutional accounts which terminated during 1995, some of which were related to the spin-off of the Company from its former parent, Piedmont Management Company Inc. Commissions income of $1.7 million is $0.4 million above the comparable 1995 figure. This increase reflects commissions earned on increased sales of loaded mutual fund products through LFSI.

Total expenses of $14.6 million are $1.0 million higher than the first nine months of 1995 when total expenses were $13.6 million. Personnel costs of $9.3 million are up $1.4 million over the comparable 1995 period. This increase reflects: 1) the addition of investment and other personnel; 2) higher payouts associated with the increased commissions income noted above; and, 3) the fact that the prior year benefited from an employee benefit refund associated with a good experience rating. Selling and promotional costs of $1.2 million are $0.4 million below the $1.6 million for such costs in the first nine months of 1995. The decrease reflects lower overall advertising expenditures and



Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued).

lower travel and entertainment expenditures. General and administrative costs of $4.2 million are $0.1 million higher than the prior year figure due to costs associated with the Company's public reporting responsibilities.

As discussed earlier, the Company recognized a gain of $0.5 million on the sale or exchange of five of its west coast subsidiaries. The transaction closed on September 30, 1996.

Profit before tax amounted to $2.9 million, up $0.6 million from the $2.3 million recorded through the third quarter of 1995. Provision for state and federal taxes increased $0.2 million to $1.1 million from $0.9 million in the year earlier period due to higher profits and to timing differences attributable to bonus payments.


Three Months Ended September 30, 1996 and 1995

The consolidated net income for the three months ended September 30, 1996 was $789 thousand compared to net income of $405 thousand in the third quarter of 1995. Total revenues of $5.6 million are $0.2 million ahead of the comparable 1995 figure of $5.4 million.

The Company's core business delivered total revenues of $3.5 million which is $0.1 million below the prior year figure of $3.6 million. The Company's other subsidiaries delivered total revenues of $2.1 million in the quarter which is $0.3 million ahead of the third quarter of 1995 ($1.8 million).

Net mutual fund management fees of $2.7 million are $0.2 million higher than the $2.5 million in mutual fund management fees recorded in the third quarter of 1995. Primary contributors to this revenue increase were the Lexington Growth & Income Fund and Lexington Corporate Leaders Trust, which benefited from increased investor interest and asset appreciation associated with the strong U.S. equity markets to date in 1996. Other management fees of $2.2 million are $0.1 million below the third quarter of 1995 ($2.3 million), reflecting account terminations in the Company's high net worth and institutional business, some of which were a result of the spin-off of the Company from its former parent, Piedmont Management Company. Commissions income of $0.5 million is $0.1 million above the $0.4 million recorded in the third quarter of 1995 due to higher levels of new business in the Company's West Coast brokerage and insurance operations.

Total expenses of $4.9 million are even with the third quarter of 1995. Personnel costs of $3.0 million are $0.4 million above the comparable 1995 figure of $2.6 million. The higher costs reflect: 1) the addition of investment personnel; and, 2) higher commissions associated with the higher commissions income from the West Coast brokerage and insurance operations. Selling and promotional costs of $0.3 million are $0.2 million below the 1995 third quarter figure of $0.5 million. Advertising expenditures were lower in the quarter due to more uncertain securities market conditions. General and administrative expense of $1.6 million are $0.2 million below the $1.8 million recorded in the third quarter of 1995. Most of the decrease is attributable to various costs associated with the spin-off in the prior year.

Profit before tax amounts to $1.4 million for the three months which is $0.9 million above the third quarter of 1995 ($0.5 million). As discussed earlier, the Company sold its West Coast subsidiaries in the third quarter. The gain recognized on the sale in the third quarter was $0.6 million. Provision for income taxes of $581 thousand is $459 thousand above the prior year period, reflecting timing differences attributable to bonus payments and the deferred tax effect from the use of LCM's net operating losses to offset the gain on sale of its subsidiaries.



Liquidity and Financial Condition

The  Company's   business  typically  does  not  require   substantial   capital
expenditures. The most significant capital investments are in technology, including computer equipment and telephones.

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.2 million and $4.5 million over the past three years primarily as a result of the Company's net income. The Company's cash flow from operations through September 30, 1996 was $1.3 million. The primary sources of cash were net income and working capital.

Net cash outflows from investing activities have ranged between $0.3 million and $0.8 million over the past three years. Through September 30, 1996, cash outflows from investing activities were $0.3 million. The primary use of cash over the recent past has been for refurbishment and upgrading of the Company's principal offices, which were completed in 1994. The principal use of cash through the third quarter of 1996 was the purchase of computer equipment and the purchase of marketable securities associated with the start-up of a new mutual fund. It is expected that future investing activities will consist of more routine furniture and equipment purchases, purchases of marketable securities, and, potentially, acquisitions.

Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow was the payment of a regular quarterly dividend to Piedmont, the Company's former parent. The Company experienced a small outflow of $68 thousand through the third quarter of 1996. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At September 30, 1996, the Company had $6.5 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, has federal and state net capital requirements at September 30, 1996 of $5,000. The net capital of LFD was $317 thousand at September 30, 1996. LMC, LCM, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels. Because LCM does not have positive net worth, it does not meet several state net capital requirements. The Company has provided LCM with a guaranty in all states where additional evidence of financial security is an acceptable alternative to the net capital requirements. The Company has begun the process of merging LCM into LMC.

Stockholders' equity on September 30, 1996 increased to $9.1 million from $7.3 million at December 31, 1995. This increase reflects the Company's earnings through the third quarter.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.



Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

1. (a) Exhibits. (27) Financial Data Schedule for the six months ended September 30, 1996



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LEXINGTON GLOBAL ASSET MANAGERS, INC.

11-14-96                                 By:  /s/ Richard M. Hisey
---------                                -------------------------------------
Date                                     Richard M. Hisey
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer