Form 10-K
period 1996-12-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1997-03-28
CIK 1001540

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26868

                      Lexington Global Asset Managers, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     22-3395036
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


PARK 80 WEST PLAZA TWO
SADDLE BROOK, NJ 07663
(Address of principal executive offices)  (Zip code)

                                 (201) 845-7300
               (Registrant's telephone number including area code)

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The number of shares outstanding of the registrant's voting Common Stock and the aggregate market value of such Common Stock held by non-affiliates on February 28, 1997 was as follows:

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                     5,487,887 Shares Issued and Outstanding
                       Aggregate Market Value $33,613,308

Document Incorporated by Reference.

     Registrant's Proxy Statement for Annual Meeting of Stockholders to he held May 15, 1997 is incorporated by reference into Part III of this Filing.

                                     PART I
     The  statements  contained  in the  Annual  Report  on Form  10-K  ("Annual
Report") which are not historical facts, including, but not limited to, statements found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are risks and uncertainties set forth below under the heading Risk Factors and other risks and uncertainties discussed in this Annual Report and set forth from time to time in the registrant's other public reports and filings and public statements.

Item 1. Business
          HISTORY AND BUSINESS OF LEXINGTON GLOBAL ASSET MANAGERS, INC. Lexington Global Asset Managers, Inc. (the "Company") was incorporated in
Delaware in September 1995 as a holding company that offers, through its subsidiaries, a variety of asset management and related services to retail investors, institutions and high net worth individuals.
    Prior to the spin-off of the Company on December 13, 1995 (the "Spin-off"), the Company was a wholly-owned subsidiary of Piedmont Management Company Inc., a Delaware corporation ("Piedmont"). Pursuant to the Spin-off, Piedmont contributed to the Company all of its subsidiaries engaged in the asset management business and distributed to each Piedmont stockholder one share of Common Stock of the Company for each share of Piedmont common stock held by such stockholder. The Spin-off resulted in 100% of the Common Stock of the Company being distributed to Piedmont stockholders.
     The Company manages portfolios of equity, balanced, fixed income, mortgage-backed and money market investments, which portfolios are designed to meet a broad range of investment objectives.
     At December 31, 1996 total assets under management amounted to $3.2 billion, with $1.8 billion in mutual funds, $1.0 billion in institutional accounts and $0.4 billion in private client accounts. The Company's client base consists of approximately 160,000 mutual fund shareholder accounts, approximately 20 institutional accounts, and approximately 550 private client accounts. The tables below set forth the Company's total assets under management in each of its three major markets at the dates indicated and the Company's total assets under management by type of investment.

                                                               Asset Composition By Market (1)
                                                                    (Dollars in Thousands)
                                                                           December 31,
                                           ------------------------------------------------------------------------
                                                1996          1995          1994           1993             1992
                                                ----          ----          ----           ----             ----
Mutual                                         $1,795,927    $1,517,260    $1,501,668     $1,309,267      $754,720
Funds...........................
Institutional..............................     1,047,244     1,134,080     1,472,122      1,549,777     1,460,009
Private                                           360,226       428,434       421,204        460,756       456,841
Clients........................
                                           ------------------------------------------------------------------------
                                               $3,203,397    $3,079,774    $3,394,994     $3,319,800    $2,671,570
Total..................................
                                           ========================================================================

                                                    Asset Composition By Type of Investment
                                                               (Dollars in Thousands)
                                                                      December 31,
                                           ------------------------------------------------------------------------
                                                1996          1995          1994           1993            1992
                                                ----          ----          ----           ----            ----
Domestic Equity......................          $1,329,087    $1,172,710    $1,096,988     $1,274,390    $1,178,722
Foreign                                           807,962       699,842       696,882        578,008       165,243
Equity.........................
                                           ------------------------------------------------------------------------
     Subtotal                                   2,137,049     1,872,552     1,793,870      1,852,398     1,343,965
(2)........................
Precious Metals (3)..................             201,295       273,411       347,023        277,573        88,805
Fixed                                             668,841       712,830       976,104        977,396       965,422
Income..........................
Money Market Funds...............                 196,212       220,981       277,997        212,433       273,378
                                           ------------------------------------------------------------------------
                                               $3,203,397    $3,079,774    $3,394,994     $3,319,800    $2,671,570
Total..................................
                                           ========================================================================
-------------
(1)  Included in the  institutional  assets under management are invested assets
     of  members  of  the   Richardson   Family   (defined   below,   see  "Risk
     Factors---Substantial   Stockholders"),   principal   stockholders  of  the
     Company,  and certain other related  persons,  which assets at December 31,
     1996 were valued at  approximately  $696 million.  The fees charged for the management  of such assets are based upon  standard fee  schedules  and are comparable with the fees charged to unaffiliated accounts.
(2) Excludes precious metal equities.
(3) Precious Metals includes precious metals and precious metal equities.





The following illustrates the structure of the Company as of December 31, 1996.
Lexington Global Asset Managers,Inc.

     Lexington Management Corporation                  (100%)
     Lexington Funds Distributor,Inc.                  (100%)
     Market Systems Research Advisors, Inc.            ( 65%)
       Market Systems Research, Inc. (100% owned
       by Market Systems Reseach Advisors, Inc.)
     Piedmont Asset Advisors, Inc.                     ( 51%)



     The subsidiaries of the Company can be divided into its core business (Lexington Management Corporation ("LMC") and Lexington Funds Distributor, Inc. ("LFD"), the "Core Business"), which business generates most of the Company's revenues and profits, and its other subsidiaries, which generate the remainder of the Company's revenues and profits. On September 30, 1996, the Company sold four of these other subsidiaries, LCM Financial Services Inc. ("LFSI"), Lexington Capital Management Associates, Inc. ("LCMA"), Lexington Plan Administrators ("LPA"), and LCMI Insurance Services ("LCMII") to Berkeley (USA) Holdings Limited, a company formed by the CEO of these subsidiaries and the U.S. unit of London Pacific Group Limited. The Company recorded a one-time gain of $0.5 million on the sale. On December 31, 1996, another subsidiary, Lexington Capital Management Inc. ("LCM") was merged into LMC.

     The revenues of the Company consist primarily of management fees based on the value of assets under management and commissions associated with the direct sales of mutual fund products.

     The tables below set forth the Company's assets under management in and revenues from each of these two segments:

                                                                          Assets Under Management
                                                                           (Dollars in Thousands)
                                                                                December 31,
                                           ------------------------------------------------------------------------
                                                1996            1995          1994           1993          1992
                                                ----            ----          ----           ----          ----
LMC and LFD(1).....................            $2,720,094    $2,556,750    $2,874,412     $2,751,602    $2,131,705
Other Subsidiaries(2)..............               483,303       523,024       520,582        568,198       539,865
                                           ------------------------------------------------------------------------
                                               $3,203,397    $3,079,774    $3,394,994     $3,319,800    $2,671,570
Total.................................
                                           ========================================================================

                                                                     Revenues
                                                              (Dollars in Thousands)
                                                                    December 31,
                                           ------------------------------------------------------------------------


                                                    1996           1995          1994        1993           1992
                                                   ----           ----          ----         ----           ----
LMC and LFD(1)......................              $14,384       $14,178       $14,796        $10,549        $8,702
Other Subsidiaries(2)...............                6,427         7,108         7,883          7,521         7,431
                                           ------------------------------------------------------------------------
                                                  $20,811       $21,286       $22,679        $18,070       $16,133
Total..................................
                                           ========================================================================

(1)  Lexington Management Corporation and Lexington Funds Distributor, Inc.
(2) These  subsidiaries  include  Lexington Capital  Management,  Inc., LCM
Financial  Services,  Inc.,  Lexington  Capital  Management  Associates,   Inc.,
Lexington Plan  Administrators,  Inc., Market Systems Research  Advisors,  Inc.,
Market Systems Research, Inc. and Piedmont Asset Advisors L.L.C.. LCM was merged into LMC on December 31, 1996.  LFSI,  LCMA,  and LPA were divested on September
30, 1996.




Primary Markets and Strategy for Growth Markets

The Company's business strategy is targeted at three large market segments:

          Mutual Funds--The Company, through its subsidiaries, markets, promotes, and distributes the Lexington family of 18 mutual funds (the "Lexington Funds") providing a variety of investment choices for the retail investor, financial planner and intermediary, and the defined benefit and defined contribution marketplace, including the rapidly growing 401(k) market. In addition, the Company, through its subsidiaries, acts as a subadvisor and /or administrator to four mutual funds

          Institutional Market--The institutional market for investment management services includes corporate, government and multi-employee (Taft Hartley) pension plans, charitable endowments and foundations, insurance company general accounts and defined contribution and 401(k) plans. Lexington has secured both domestic and international assignments, utilizing investments in domestic and foreign equity securities, precious metal equities, fixed income and its family of mutual funds.

          Private Clients--The Company offers equity, fixed income and balanced fund alternatives, tailored to the individual investment objectives of its private clients.

     In each of these areas, management's overall objective is to execute specific business strategies (see following discussions) to profitably maximize assets under management and provide clients with investment performance that meets their objectives.

     The Company derives its revenues primarily from fees for its investment advisory services provided to retail investors, institutions and private clients.

Mutual Funds

     Background. The mutual fund industry has expanded rapidly in the last seven years. According to the Investment Company Institute, the trade association for investment companies, total assets of U.S. mutual funds have increased from $982 billion at December 31, 1989 to $3.5 trillion at December 31, 1996, an average growth rate of approximately 20% per year.

     In the mutual fund industry, mutual funds may be sold to investors with a sales charge or a commission (a "load" fund) or without a sales charge or a commission (a "no-load" fund). Of the eighteen Lexington Funds, sixteen are no-load funds and two are load funds. In addition, all four of the funds to which the Company acts as a subadvisor and/or administrator are load funds. Mutual funds may also be either closed-end or open-end. Generally, closed-end funds raise money from stockholders only once, unlike an open-end fund which issues and redeems shares of the fund on a continuous basis. In addition, unlike open-end mutual funds, closed-end funds do not stand ready to redeem their shares at net asset value. Instead, stockholders wishing to sell their shares must do so by trading them on a national securities exchange or in the over-the-counter market, at a price determined by the market, which may be higher or lower than the fund's net asset value.
All of the Company's mutual funds are open-end funds.

     The  mutual  fund   industry  is  highly   competitive   and  is  currently
characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. The Company believes that the mutual fund industry is becoming similar to the consumer products business, where marketing strategies, product development, business development, sales expertise and servicing are increasingly important.

     Investment Products and Services. The Company has developed the Lexington family of 18 mutual funds which are managed, marketed and distributed under the Lexington name through Lexington Management Corporation and Lexington Funds Distributor, Inc. The Lexington Funds are designed to provide a variety of investment options for retail investors, financial planners and intermediaries, and for the defined benefit and defined contribution marketplace, including the 401(k) market. These funds have been selected for inclusion in various no fee transaction broker programs, such as the Charles Schwab Mutual Fund OneSource(R) program.

     Each of the Company's global/international equity funds may invest their assets in any country approved by the fund's Board of Directors provided such assets are custodied with an eligible custodian under Rule 17f-5 of the Investment Company Act of 1940, as amended. Currently, Chase Manhattan Bank is acting as master custodian of assets for each of the Lexington Funds.

     Except for the Lexington Strategic Investments Fund, Inc., which has a significant portion of its assets under management invested in South Africa, the Lexington Goldfund, Inc., which has a significant portion of its assets under management invested in Australia, Canada and South Africa, the Lexington Crosby Small Cap Asia Growth Fund, which has a significant portion of its assets under management invested in Asia, and the Lexington Troika Dialog Russia Fund, which has a significant portion of its assets under management invested in Russia, the Company believes that, in general, the assets under management in its global/international and precious metal equities funds are invested in a geographically diversified manner.

     The Company, through its subsidiaries, offers subadvisory and/or administration services to other mutual funds. Such services, which are currently used by four unaffiliated mutual funds with total assets under management of $292.1 million at December 31, 1996, include investment management and mutual fund administration services. Mutual fund administration services provided by the Company are principally in the areas of accounting, pricing, compliance and marketing support.

     Strategy. The Company's current strategies in the mutual fund market are to: (i) identify emerging trends in order to develop new investment products;
(ii) strengthen the "brand name" awareness of the Lexington Funds both at the broker-dealer level and the retail investor level; (iii) broaden its efforts to offer subadvisory and administration services to other mutual funds; (iv) expand into other distribution channels; and, (v) evaluate and pursue acquisition opportunities.

     The Company believes that with focused market research efforts it can identify demographic and industry trends relevant to the growth of the mutual fund business and thereby develop products to meet emerging needs and opportunities. For example, the Company launched the Lexington Global Fund, Inc. in March 1987 after the Company's research indicated that international investing was an emerging investment trend which offered the potential for reduced risk and higher expected returns through global diversification. Furthermore, the company believes that its smaller relative size in the mutual fund industry provides it with a competitive advantage by enabling the Company to capitalize upon trends more quickly than its competitors. As another example, in 1991, the Company launched the Lexington Worldwide Emerging Markets Fund, Inc. in four months which enabled it to capitalize upon the approximately 400% growth in that market in 1993. The Lexington Worldwide Emerging Markets Fund, Inc. is currently Lexington's second largest mutual fund.

     To achieve greater "brand name" awareness, the Company has used media relations consultants to assist in building relationships with the media. The Company's portfolio managers, analysts and management have appeared in national print publications as well as on television and radio. This program, combined with the Company's internal promotion staff that communicates directly with financial planners, is designed to enhance the "brand name" awareness of Lexington and its investment products.

     The Company continuously markets to insurance companies, financial planners, consultants, bank trust departments and other financial intermediaries to sell its subadvisory and fund administration services and secure new distribution channels for its investment products.

     The Company utilizes a formalized screening and valuation process to identify potential acquisition candidates or strategic partners in order to expand its business. In addition to the Company's management contacts in the mutual fund and investment management industry, an outside consultant has been used in the past to complement management's efforts in this area.

     Management believes that the integration of financial products with targeted services will also allow it to better pursue opportunities in various markets. For example, the Company has developed funds for the specific purpose of funding variable annuity and variable life insurance policies issued by insurance companies. Currently, two such funds are being sold by six insurance companies and the Company provides subadvisory services for two additional insurance company funds.

Institutional Market

      Background. The market for institutional clients includes corporate, government and multi-employee (Taft Hartley) pension plans, charitable endowments and foundations, insurance company general accounts, and defined contribution and 401(k) plans. According to the 1996 Money Market Directory of Pension Funds (including 401(k)), the institutional market represented over $3.5 trillion in total assets under management, including defined benefit plan assets, endowments and foundations.

     The institutional market is extremely competitive with long lead times between initial contact and acquisition of an account. Institutional investors increasingly rely upon a competitive review process when selecting investment advisory firms. The process often includes the assistance of independent investment consultants, who analyze, rank and recommend advisors as well as conduct searches for advisors on behalf of clients. Consultants typically classify firms according to their investment style and place heavy emphasis upon a demonstrated record of investment performance within a particular style. These consultants often control access to prospective clients.

     Investment Products and Services. The products the Company offers to the institutional market include investments in domestic and foreign equity securities, precious metal equities, fixed income securities and a family of mutual funds to be utilized in a client's pension, defined contribution or 401(k) plan.

     The Company, through its subsidiaries, acts as subadvisor under several variable annuity contracts and variable life insurance policies, including contracts and policies with Security Benefit Life Insurance Company and London Pacific Life & Annuity Company. The Company also makes certain of its mutual funds available to selected insurance companies as funding vehicles for variable annuity contracts and variable life insurance policies, including Aetna Insurance Company of America, SafeCo Life Insurance Company, Kemper Investors Life Insurance Company, Transamerica Occidental Life Insurance Company,
Great-West Life & Annuity Insurance Company, and Fortis Benefits Insurance Company.

     Strategy. The Company's strategy in the institutional market is to target specialized segments such as: (i) Taft Hartley and charitable foundations and endowments, (ii) public retirement accounts, (iii) insurance company general accounts and, (iv) broker wrap accounts. In addition, the Company has formed joint management arrangements with other investment advisory companies which offer specialized products or services.

     By targeting specialized segments, management believes that it can market directly to these segments and leverage upon the integrated financial products and services that it offers. The Company believes the strategy will allow better penetration of the institutional market.

     The Company believes that the 401(k) market is of key interest. According to Pensions and Investments, assets in the 401(k) market, where investment decisions are made by the individual, will surpass the assets in the private pension system. The 401(k) market, according to Bernstein Research, is expected to grow at an average annual rate of 15% over the next four years. The Company is targeting the 401(k) market as a key growth market by participating in administrative alliances and various discount broker programs which target the defined contribution and 401(k) market.

     The Company has formed joint management arrangements with investment advisory firms to expand investment product offerings. The Company develops investment products in consultation with these firms which usually have a specialization in evaluating and investing in specific market segments such as convertible securities, specific geographic regions and global fixed income. These products are subsequently distributed utilizing Lexington's distribution channels and are jointly managed by the Company and the investment advisory firm. These joint management arrangements are subject to the approval of the shareholders of the fund utilizing these services and the annual approval of the Board of Directors of the fund. Firms with which the Company has developed joint management arrangements include Ariston Capital Management Corporation (convertible securities), Crosby Asset Management (US), Inc. (Asia), MFR
Advisors, Inc. (Maria Fiorini Ramirez) (global fixed income), Capital Technology, Inc. (small cap), and, Troika Dialog Asset Management, ZAO (Russia). Each of these firms is a registered investment advisor.

     The Lexington Crosby Small Cap Asia Growth Fund has a joint management arrangement with Crosby Asset Management (US), Inc., a wholly-owned subsidiary of the Crosby group. The Crosby group is an independent merchant bank in Asia founded in 1984 which provides a variety of financial services including investment management, stock brokerage, research, and corporate finance. The Crosby group, headquartered in Hong Kong, employs over 500 people in Asia and has 18 offices in 11 countries throughout the region, as well as in New York and London.

     The Lexington Ramirez Global Income Fund has a joint management arrangement with MFR Advisors, Inc., a subsidiary of Maria Fiorini Ramirez Inc. MFR Advisors, Inc. was established in 1992 by the economist Maria Fiorini Ramirez to provide global economic consulting, investment advisory and broker-dealer services.

     The Lexington Convertible Securities Fund has a joint management arrangement with Ariston Capital Management Corporation, a corporation established in 1977. Ariston Capital Management Corporation's president, Richard
B. Russell, has over 20 years of experience in conducting research in the use of convertible securities and market forecasting in portfolio management.

     The Lexington SmallCap Value Fund, Inc. has a joint management arrangement with Capital Technology, Inc., which has been managing small cap stock portfolios since 1977. Management utilizes computer-based technology in combination with analytical research to identify companies for the portfolio.

     The Lexington Troika Dialog Russia Fund, Inc. has a joint management arrangement with Troika Dialog Asset Management, ZAO, a Russian Closed Joint Stock Company, established in 1991. Troika Dialog Asset Management, a pioneer in the development of Russia's securities markets, is the largest brokerage firm in Russia.

Private Clients

     Background. With the changing demographics of the United States, the aging of the "baby boomer" generation and the accumulation of assets in retirement accounts, the private client sector is a growing segment of the investment advisory industry. The Company believes that the principal needs for private clients are investment advice and asset management services because these clients, as they near retirement, have a large amount of accumulated assets and require sophisticated estate planning advice. According to a September 1996 Bernstein Research report, there are approximately 2.0 million households in the United States that have discretionary assets exceeding $1 million. This represents approximately 2.0% of all U.S. households and total assets for this market segment exceed $4.4 trillion.

     Investment Products and Services. The Company offers equity, fixed income and balanced fund investment options to its high net worth clients through portfolios which are tailored to the client's individual investment objectives.

     The average account size of the Company's private clients is $655,000. With approximately 550 private clients, the Company's clients are generally heads of households in their mid-40s to 60s with a high proportion of their wealth in liquid assts.

     Strategy. The Company's strategies in the private client sector are to: (i) integrate the products and services offered to these clients by the Company's various subsidiaries, (ii) design an integrated set of financial products and services to meet the financial service needs of these individuals and (iii) excel in customer service through utilization of the most current and sophisticated investment planning, management and reporting techniques.

     The Company offers products and services to its private clients through LMC's private client group. Currently, marketing of investment products and services to high net worth prospects is primarily conducted by LMC through direct sales and referral sales by retail stockbrokers, CPAs and lawyer networks.




LMC and LFD

     LMC and LFD, both located in Saddle Brook, New Jersey, form the core business of the Company generating approximately 69% of revenues in 1996. LMC and its predecessors have been active in the investment management business since 1938. LMC provides products and services for institutional clients including corporate, government and Taft Hartley pension plans, charitable endowments and foundations, insurance company general and separate accounts and defined contribution and 401(k) plans. The Company's private client business is also conducted primarily through LMC. LMC targets accounts in this market with up to $5 million to invest, which accounts typically include wealthy individuals and smaller institutional accounts, including foundations, not-for-profit corporations, pension plans and employee benefit plans.

     LMC and LFD are responsible for managing, servicing, marketing and distributing the Lexington Funds to financial intermediaries and the retail market. The Lexington Funds are designed to provide a variety of investment options for retail investors, financial planners and intermediaries, and for the defined benefit and defined contribution marketplace, including the 401(k) market. The Lexington Funds include money market, equity and fixed income funds. The geographical orientation of the Lexington Funds range from domestic to international to global.

      Certain funds specialize in specific industries or sectors, such as precious metals and natural resources, but most are broadly diversified. Currently, the Lexington Funds have approximately 160,000 shareholders. Of the eighteen Lexington Funds, two are load funds and sixteen are no-load funds. Investment advisory services, as well as management research and statistical services, are provided to each fund by LMC and LFD. As compensation for such services, the mutual funds pay a fee which is based upon average net assets under management. These fees are limited by certain statutory limitations on fund expenses.

     LMC also acts as a sub-advisor and/or administrator to four open-end mutual funds, all of which are load funds.

     The following table sets forth the assets for each of the five years ended December 31, 1996 of each of the Lexington Funds and for each fund to which LMC and LFD provides subadvisory and/or administration services.







                                 Fund Assets (1)
                             (Dollars in Thousands)
                                                                                       December 31,
                                                          -----------------------------------------------------------------------
                                                              1996           1995          1994          1993          1992
                                                              ----           ----          ----          ----          ----
Domestic Equity*
Lexington Growth & Income Fund                                 $200,231       $138,840      $124,292      $134,494      $125,934
Lexington Corporate Leaders Trust Fund                          384,990        247,560       152,990       142,798       104,428
Lexington Natural Resources Trust                                37,896         16,962        13,620         5,272         1,921
Lexington Technical Strategy Fund, Inc. (2)                           0              0             0             0         6,511
Lexington SmallCap Value Fund, Inc.                               8,056              0             0             0             0
                                                          -----------------------------------------------------------------------
             Total Domestic Equity                             $631,173       $403,362      $290,902      $282,564      $238,794
                                                          -----------------------------------------------------------------------
Fixed Income*
Lexington Money Market Trust                                    $97,680        $88,961      $110,811       $94,790      $111,394
Lexington Short-Intermediate Government Securities
    Fund, Inc. (3)                                                    0              0         5,799         7,718        12,021
Lexington GNMA Income Fund, Inc.                                133,660        130,735       132,362       149,951       132,031
Lexington Ramirez Global Income Fund (4)                         28,992         10,754        10,578        14,573        13,127
Lexington Tax Free Money Fund, Inc.                              26,528         28,203        37,531        41,187        45,799
Lexington Convertible Securities Fund                            11,208         11,634         8,021         8,317         7,180
SBL Fund Series K (5) (6) (7)                                    11,755          5,684             0             0             0
Security Income Fund-Global Aggressive Bond
    Series (5) (6) (7)                                            4,915          4,409             0             0             0
                                                          -----------------------------------------------------------------------
            Total Fixed Income                                 $314,738       $280,380      $305,102      $316,536      $321,552
                                                          -----------------------------------------------------------------------
Global/International Equity*
Lexington Worldwide Emerging Markets Fund, Inc. (8)            $256,532       $260,423      $288,511      $227,464       $30,031
Lexington Global Fund, Inc.                                      37,216         53,635        67,353        87,044        50,410
Lexington Emerging Markets Fund, Inc.                            21,581          7,840         4,598             0             0
Lexington International Fund, Inc.                               18,891         17,855        17,811             0             0
Lexington Crosby Small Cap Asia Growth Fund                      25,246          8,900             0             0             0
SBL Fund Series D (5) (6) (7)                                   246,908        177,935       147,028        97,863        25,128
Parkstone Advantage International Discovery
    Fund (7) (10)                                                     0         11,649         9,501         6,325             0
Security Equity Fund-Global Series (5) (6) (7)                   28,543         21,870        23,839        13,898             0
Lexington Troika Dialog Russia Fund (9)                          13,804              0             0             0             0
                                                          -----------------------------------------------------------------------
            Total Global/International Equity                  $648,721       $560,107      $558,641      $432,594      $105,569
                                                          -----------------------------------------------------------------------
Precious Metal Equity*
Lexington Goldfund, Inc.                                       $109,215       $136,361      $158,846      $159,483       $71,828
Lexington Strategic Investments Fund, Inc. (7)                   43,702         76,280       138,164        84,465         8,615
Lexington Strategic Silver Fund, Inc. (7)                        48,378         60,770        50,013        33,625         8,362
                                                          -----------------------------------------------------------------------
            Total Precious Metal Equity                        $201,295       $273,411      $347,023      $277,573       $88,805
                                                          -----------------------------------------------------------------------
            Total Funds                                      $1,795,927     $1,517,260    $1,501,668    $1,309,267      $754,720
                                                          =======================================================================

----------------------------------------------------------
  (1)  Each  of  the  funds  listed  are  open-end  funds.  Unless  otherwise indicated, each of the funds is a no-load fund.
  (2)  Fund liquidated in May 1993.
  (3)  Fund liquidated in December 1995.
  (4)  Fund changed  objective from tax-exempt bond fund to global income fund on January 3, 1995.
  (5)  Fund sponsored by Security Benefit Life Insurance Company.
  (6)  Fund  to  which  the  Company,  through  its  subsidiaries,   provides
       subadvisory and administration services.
  (7)  Load fund.
  (8)  Fund changed objective from growth fund to emerging markets growth fund in June 1991.
  (9)  Fund commenced operations in June 1996.
 (10)  Fund  to  which  the  Company,   through  its  subsidiaries,   provides
       administration services. Administration services to Parkstone Advantage
       International Discovery Fund were terminated June 1996.
  *    Of each of the Company's four market  segments,  Domestic  Equity,  Fixed
       Income,  Global/International  Equity and Precious Metal Equity, invested assets held by the Richardson Family constituted 32.0%,  20.3%, 13.8% and
       0%,  respectively,  of the total assets under  management with respect to such segment.





Other Subsidiaries

     During the year, the Company had 7 subsidiaries in addition to LMC and LFD, which were principally located in Gold River, California and New York, New York. On September 30, 1996, the Company sold four of the California subsidiaries:
Lexington Capital Management Associates, Inc. ("LCMA"), LCM Financial Services Inc. ("LFSI"), Lexington Plan Administrators ("LPA"), and LCMI Insurance Services ("LCMII"), to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited. On December 31, 1996, Lexington Capital Management ("LCM") was merged into LMC. At December 31, 1996, the Company had 2 subsidiaries in addition to LMC and LFD:
Market Systems Research Advisors, Inc. ("MSR") and Piedmont Asset Advisors L.L.C. ("PAA").

MSR, MSRI--New York, New York.
     MSR provides professional portfolio management services to investors through the use of proprietary quantitative price momentum stock selectivity models. MSR offers investment advisory services to accounts within the Lexington organization and to other clients. MSR publishes a monthly research report through a subsidiary company, Market Systems Research, Inc. ("MSRI"), which is marketed to other investment advisory companies. MSR is owned 65% by the Company and 35% by Frank A.
Peluso, a principal employee who also serves as President and a Director of the Company.

PAA--New York, New York.
     The Company owns 51% of PAA, an entity formed in 1994 which served as a general partner of a limited investment partnership engaged in the asset management business. (PAA's activities in the limited partnership were terminated in the third quarter of 1996.) The remainder of PAA is owned by R.V.Consultants, Inc. a company which is owned by Messrs. Stuart S. Richardson, Robert M. DeMichele and Richard M. Hisey, all of whom are principal employees of the Company.

Marketing and Distribution

     Traditionally, load mutual funds were principally sold by registered representatives of broker-dealers, who received sales commissions as compensation for fund sales. No-load mutual funds were sold directly to the investing public without the assistance of a registered representative and therefore no sales commission was imposed on the purchase.

     The Company's products and services are marketed and distributed through a variety of captive and non-captive distribution channels which are listed below. The approximate percentage of assets under management distributed through each of the Company's distribution channels listed below is provided in the parenthetical immediately prior to the description of such distribution channel.

          (48%) The Lexington Family of No Load Mutual Funds are sold through direct sales and marketing efforts utilizing print, radio and television advertising.

          (29%) The Company also has shareholder servicing arrangements with discount brokers, including Charles Schwab Mutual Fund OneSource(R) , Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection and First Trust Corporation. The Company also has a number of its funds included in strategic alliances and "wrap" programs, which will offer greater distribution opportunities in the future. At December 31, 1996, approximately $533 million, or 29%, of LMC's total mutual fund assets have been generated through these named shareholder servicing arrangements. Under these shareholder servicing arrangements, the discount broker, which sells, markets and distributes many mutual funds other than the Lexington Funds is paid a fee for recordkeeping, shareholder communications and other services provided by the discount broker to investors purchasing shares of the Lexington Funds through the discount broker's programs. This fee is typically based on the average daily value of the investments in each Lexington Fund made by the discount broker on behalf of investors participating in the discount broker's program. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets. The loss of any one or more of these shareholder servicing arrangements may materially adversely affect the Company's results of operations. The Company's ability to gain and maintain access to these distribution channels is largely dependent on the investment performance of the Company's products, the development of new investment products, marketing and pricing strategies that serve the needs of investors and discount brokers and the level of service provided by the Company. Although the Company historically has been successful in these aspects of its business, there can be no assurance that the Company can continue to maintain such access for its products.

         (5%) The Lexington Strategic Funds, which are precious metal stock funds, as well as funds sponsored by Security Benefit Life Insurance Company are sold with a sales charge through broker-dealers and directly by LFD.

         (18%) The Lexington Funds are also sold through banks and insurance companies.

     Although the Company does not control all of its distribution channels, the Company believes that the use of multiple distribution channels, including competing non-captive distribution channels, stabilizes and increases the distribution of its products.

Regulation

     LMC and MSR are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Advisory Act"), and all applicable state securities laws. LFD is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and all applicable state securities laws. Accordingly, this company is subject to regulation by the Securities and Exchange Commission (the "SEC") and state securities commissions and is required to furnish periodic reports and to observe restrictions on certain activities. Each Lexington Fund is registered with the SEC under the Investment Company Act of 1940, as amended (the "1940 Act"), and is qualified for sale throughout the United States. The 1940 Act imposes restrictions on certain transactions between the Lexington Funds and LMC.

     All aspects of the Company's business are subject to the laws and regulations of the countries and states in which Lexington, its subsidiaries and affiliates conduct business. These laws and regulations are primarily intended to benefit clients and shareholders and, in some instances may impose minimum capital requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict Lexington's business and impose sanctions, to suspend individual employees, to limit the Company from engaging in business for specific periods, to revoke LMC's registration as an investment advisor and LFD's registration as a broker-dealer and to censure and levy fines. Applicable United States Federal laws also include the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Securities Act of 1933, as amended (the "Securities Act").

Competition

     The asset management business is highly competitive. The Company competes with a large number of other domestic and foreign asset management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Company typically competes with other firms offering comparable investment services and objectives. In December 1996, there were approximately 9,800 asset management firms nationwide that compete in some or all of the Company's markets. According to The Money Market, Directory of Pension Funds and their Investment Managers, the Company ranked among the top 400 largest of investment counsel firms, as measured by total assets under management at December 1996. As a result, some of the financial services companies with which the Company competes have substantially greater resources and assets under management than the Company and offer a wider variety of products and services.

     The Company believes factors which affect its competition for clients include investment performance records, the range of products offered, the abilities and reputations of its portfolio managers, management fees and the development of new investment strategies and marketing, although the importance of these factors can vary depending on the type of asset management service involved. Client service is also an important competitive factor. The Company's ability to increase or retain client assets could be adversely affected if client accounts underperform the market or if portfolio managers leave the Company. The ability of the Company to compete with other asset management firms is also dependent, in part, on the relative attractiveness of its investment philosophies and strategies under prevailing market conditions. There are relatively few barriers to entry by new asset management firms which could increase competitive pressure in the industry.

     Selection of advisors by investors often is subject to a competitive review process relying heavily upon historical performance.

     A large number of mutual funds are sold to the public by asset management firms, broker-dealers, insurance companies and banks in competition with the Company's mutual funds. Many competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of the Company's mutual funds to attract new clients and to retain assets under management.

Personnel

     At December 31, 1996, the Company employed approximately 96 people. Approximately 91, 1, 1, and 3 were located in Saddle Brook, New Jersey; Gold River, California; Dallas, Texas; and New York, New York, respectively. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

                           RISK FACTORS

Dependence upon Performance Record

     The market for providing investment management services is highly competitive with investors generally favoring investment advisors with a sustained successful investment performance record. The performance record of the Company may be affected by factors over which the Company has little or no control, including general economic conditions, other factors influencing the capital markets, the net sales of mutual fund shares generally, and interest rate fluctuations.

Concentration of Distribution Channels and Reliance on Certain Distributors

     While the Company over time has used a variety of distribution channels, currently a substantial percentage of the Company's investment product sales are through non-captive distribution channels, including no transaction fee programs. Such non-captive distribution channels generally offer competing internally and externally sponsored or managed investment products and access to these distribution channels is limited. The Company's ability to gain and maintain access to these distribution channels is largely dependent on the investment performance of the Company's products, the development of new investment products, marketing and pricing strategies that serve the needs of investors and the non-captive distribution channels and the level of service provided by the Company. Although the Company historically has been successful in these aspects of its business, there can be no assurance that the Company can continue to maintain such access for its products.

     As of December 31, 1996, approximately $533 million, or 29% , of the Company's total mutual fund assets have been generated through shareholder servicing arrangements with five discount brokers; Charles Schwab Mutual Fund OneSource(R) , Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection, and First Trust Corporation. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets under management. The loss of any one or more of these arrangements could materially adversely affect the Company's results of operations.

Changes in Market Conditions; Retention of Assets Under Management

     The Company derives the major portion of its revenues from asset management contracts with clients. Under these contracts, the asset management fee paid to the Company is typically based on the market value from time to time of assets under management. Accordingly, fluctuations in securities prices could materially adversely affect the Company's results of operations.

     In  addition,   institutional  asset  management  contracts  are  generally terminable upon 30 days' notice. Mutual fund and unit trust investors may generally withdraw their funds at any time without prior notice. Institutional clients may elect to terminate their relationship with the Company, or reduce the aggregate amount of assets under management, and individual clients may elect to close their accounts or redeem their shares in the Company's mutual funds or unit trusts, or shift their funds to other types of accounts with different rate structures, for any of a number of reasons, including investment conditions or changes in prevailing interest rates or financial market conditions. Fees vary with the aggregate amount of assets under management by the Company and with the type of asset being managed, with higher fees earned on actively managed equity and balanced accounts and lower fees earned on fixed income and stable return accounts.

Global/International and Precious Metal Equity Mutual Fund Holdings

     At December 31, 1996, approximately $1.0 billion, or 31.5%, of the Company's total assets under management were invested in global/international and precious metal equities. Many foreign markets, especially emerging markets and markets where precious metals are mined, may be characterized by volatile economic, political and social conditions. Many of these countries have also experienced significant exchange rate fluctuations between the local currencies and the U.S. dollar which may subject the U.S. dollar value of the Company's assets under management in global/international and precious metal equities to currency translation risk, which could materially adversely affect the Company's results of operations. The markets in such countries may also be less liquid and less efficient than domestic markets. While the Company believes international investing offers the potential for reduced risk and higher expected returns through global diversification, fluctuations in foreign markets may have a material adverse effect on the value of the assets under management in the Company's global/international and precious metal equities.

     Except for the Lexington Strategic Investments Fund, Inc., which has a significant portion of its assets under management invested in South Africa, the Lexington Goldfund, Inc., which has a significant portion of its assets under management invested in Australia, Canada and South Africa, the Lexington Crosby Small Cap Asia Growth Fund, which has a significant portion of its assets under management invested in Asia, and the Lexington Troika Dialog Russia Fund, Inc., which has a significant portion of its assets under management invested in Russia, the Company believes that in general, the assets under management in its global/international and precious metal equities funds are invested in a geographically diversified manner.

Competition

     The asset management business is highly competitive. The Company competes with a large number of other domestic and foreign asset management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Company typically competes with other firms offering comparable investment services and objectives. Many of the financial services companies with which the Company competes have substantially greater resources and assets under management than the Company and offer a wider variety of products and services.

     The Company believes factors which affect its competition for clients include investment performance records, the range of products offered, the abilities and reputations of its portfolio managers, management fees and the development of new investment strategies and marketing, although the importance of these factors can vary depending on the type of asset management service involved. Client service is also an important competitive factor. The Company's ability to increase or retain client assets could be adversely affected if client accounts underperform the market or if portfolio managers leave the Company. The ability of the Company to compete with other asset management firms is also dependent, in part, on the relative attractiveness of its investment philosophies and strategies under prevailing market conditions. There are relatively few barriers to entry by new asset management firms which could increase competitive pressure in the industry.

Reliance on Key Personnel

     The Company's business is managed by key executive officers, the loss of whom could have a material adverse effect on the Company. The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. In the event that any officers or directors of the Company cease to be associated with the Company, the Company will seek to find a qualified person or persons to fill their positions with the Company. There can, however, be no assurance that such individuals could be engaged by the Company.

Dividends and Dividend Policy

     The decision whether to apply legally available funds to the payment of dividends on the Common Stock will be made by the Board of Directors from time to time in the exercise of its business judgment, taking into account, among other things, the Company's results of operations and financial condition and any then existing or proposed commitments for the use by the Company of available funds.

     On March 7, 1997, the Company announced a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan approved on March 6, 1997 has a term of three years.


     In addition, the Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchases of the Company's capital stock.

Substantial Stockholders

     Descendants of Lunsford Richardson, Sr., their spouses, trusts, a corporation in which they have interests and charitable organizations established by such descendants (the "Richardson Family") some of whom are directors of the Company, beneficially own shares of Common Stock representing over 50% of the voting power of all the Company's outstanding voting securities. Accordingly, the Richardson Family has the ability to elect a majority of the Board of Directors and, in general, exert significant influence over the outcome of any other matters submitted to the Company's stockholders for approval, including mergers, consolidations or the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

     At December 31, 1996 the Company also managed approximately $696 million in invested assets of the Richardson Family and certain other related persons which represent approximately 21.7% of the Company's total assets under management at such date. The fees charged for the management of such assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts. While the Company believes that it will continue to manage these assets, no assurance can be given with respect to the continued management of these assets. The loss of such assets would materially adversely affect the Company's results of operations.

Item 2.  Properties

     Neither the Company nor its subsidiaries and majority owned companies own real estate. The principal offices of the Company and its subsidiaries are leased from unaffiliated third parties, which leases expire at various dates up until the year 2003. The Company and its subsidiaries LMC and LFD are located in Saddle Brook, New Jersey, occupying approximately 28,000 square feet of office space at an annual rental of approximately $578,000 under a lease expiring in 2003.

     MSR leases approximately 2,100 square feet of office space in New York, New York, at an annual rental rate of approximately $42,000 under a lease expiring in 1999.

     Substantially all of the leases referred to above provide for the payment of tax, escalation, maintenance, insurance and certain other operating expenses applicable to the leased premises.

     In addition to the above leases, the Company leases equipment on a long-term or month-to-month basis, which rental expense was $152,630 in 1996.

     Additional information concerning leases is provided in Note 6 of the Notes to Consolidated Financial Statements, and such information is incorporated in this item by reference.

Item 3.  Legal Proceedings

     As part of the normal course of its operations, the Company and certain of its subsidiaries and majority owned companies are named as defendants in various legal actions seeking monetary damages. Management does not expect any material adverse judgments to be rendered against the Company or its subsidiaries as a result of pending legal actions.

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







                                            PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol LGAM. The quarterly range of prices of the Company's Common Stock as reported by the NASDAQ National Market System, from the inception of trading on December 13, 1995 to December 31, 1996 was:


                                            1996                 1995
                                            ----                 ----
                                    High         Low      High          Low

First . . . . . . . . . . .         $4.906     $3.625      N/A           N/A
Second . . . . . . . . . .           6.50       4.375      N/A           N/A
Third  . . . . . . . . . .           5.50       4.25       N/A           N/A
Fourth . . . . . . . . . .           7.313      5.00      $5.00        $4.625


      On March 7, 1997, the Company announced a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan approved on March 6, 1997 has a term of three years. The payment of any dividends will depend, among other things, upon the Company's earnings, assets and general financial condition, and upon other relevant factors.

     As of December 31, 1996, there were 671 holders of record of Common Stock.

Item 6.  Selected Financial Data

                                                                   Year Ended December 31,
                                                1996           1995         1994           1993        1992
                                                ----           ----         ----           ----        ----
                                                               (000'0 omitted except per share data)

                                                                                      (Unaudited)
Results of Operations:
     Total revenue                             $20,811       $21,286       $22,680        $18,070     $16,133
     Total expenses                             17,684        18,965        17,576         15,963      14,524
     Provision for taxes                         1,270           700         2,059            977         862
     Net income                                  2,475         1,579         2,990          1,145         731

Per Share Data:
     Earnings per share                          $0.45         $0.29         $0.55           0.21       $0.13

Financial Position:
     Total assets                              $16,078       $14,774       $13,646        $10,867     $10,750
     Total liabi                                 5,911         6,994        16,201         15,012      14,526
     Total stockholders' equity (deficit)        9,822         7,347        (2,908)        (4,346)     (3,990)
















     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The consolidated net income in 1996 was $2.5 million, $0.45 per share, compared to net income of $1.6 million, $0.29 per share in 1995. Included in the 1996 results is a one-time pre-tax gain of $0.5 million ($0.09 per share) from the sale of four of the Company's West Coast subsidiaries. On September 30, 1996, the Company sold four of the California subsidiaries: LCMA, LFSI, LPA, and LCMII, to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited. On December 31, 1996, LCM was merged into LMC. Included in the 1995 results were reorganization costs of $2.2 million associated with the Company's Spin-off from Piedmont Management Company. On a per share basis, these costs amounted to $0.40 for the year.

     A further discussion and analysis of results of operations follows.

1996 Compared with 1995

     Total revenues of $20.8 million are 2.4% less than the $21.3 million recorded in 1995.

The revenue decrease primarily reflected the sale of four of the Company's West Coast subsidiaries on September 30, 1996. These subsidiaries would have contributed approximately $1.5 million in additional revenue for the fourth quarter. Partially offsetting the effect of the sale is a 9.5% increase in mutual fund management fees. This reflects the strong mutual fund asset growth at the Company's Core Business (LMC/LFD). This business delivered $14.4 million in revenues in 1996 versus $14.2 million in 1995, reflecting the $300 million, 18.4% increase in mutual fund assets under management. Asset growth was strongest in domestic equity (+$0.2 billion) and international equity ($0.1 billion), partially offset by precious metals which were down $0.1 billion. The largest increase in mutual fund assets under management was in Lexington Corporate Leaders Trust which increased by 56% or $137 million in assets under management. In general, stronger investor demand and performance in a number of the Lexington funds drove the increase in assets under management. Mutual fund management fees increased from $9.8 million in 1995 to $10.7 million in 1996. In particular, management fees associated with the Lexington Corporate Leaders Trust Fund, SBL Fund Series D, and Lexington Growth & Income Fund, Inc. grew significantly due to the asset increases noted above.

     Other management fees experienced a $1.7 million decline from $9.1 million in 1995 to $7.4 million. This income primarily reflects private client management fees at the West Coast operations, which, as mentioned above, were sold at the end of the third quarter and contributed $1.2 million in other management fees in the fourth quarter of 1995. This revenue line also includes LMC's institutional asset management fees which declined by $0.8 million from 1995 due to client terminations.

     Commissions income of $1.7 million were even with 1995.

     Other  income  of  $0.7  million  is  $0.2  million  above  1995,   and  is
attributable to higher investment income.

     Expenses of $17.7 million decreased $1.3 million from $19.0 million in 1995. The Company's Core Business incurred total expenses of $10.9 million which are $1.1 million below the $12.0 million for 1995, when the Company incurred one-time reorganization expenses of $2.2 million due to the Spin-off. The Company's other subsidiaries incurred expenses of $6.8 million for 1996 versus $7.0 million for 1995.

     Total salaries and other compensation increased $0.7 million to $11.2 million from $10.5 million as a result of : 1) the addition of investment and other personnel; 2) higher commissions associated with increased revenues in the Company's West Coast operations; and, 3) the fact that the prior year expenses benefited from an employee benefit refund associated with a good experience rating. Selling and promotional expenses of $1.2 million are down $0.7 million. This is primarily due to the Company re-targeting its marketing efforts and making greater use of public relations. Administrative and general expenses of $5.2 million are $1.4 million lower than $6.6 million in 1995. The decrease reflects $2.2 million in various professional fees incurred in 1995 associated with the Spin-off and internal reorganization of the Company. Partially offsetting the $2.2 million decline are the additional costs associated with the Company's public reporting responsibilities.

     The Company recorded a $0.5 million gain on the sale of LFSI, LPA, LCMA, and LCMII which occurred on September 30, 1996.

     Pre-tax income grew to $3.7 million in 1996 from $2.3 million in 1995, an increase of 60.9% or $1.4 million. Provision for state and federal taxes increased 88.7% from $0.7 million in 1995 to $1.3 million in 1996, due to higher profits.

     Overall, net income increased 56.3% from $1.6 million in 1995 to $2.5 million in 1996. Earnings per share were $0.45 in 1996 compared to $0.29 in 1995.

1995 Compared with 1994

     Total revenues of $21.3 million for 1995 are 6.2% less than the $22.7 million recorded in 1994.

     The Company's core business (consisting of LMC and LFD) delivered total revenues of $14.2 million in 1995, which is $0.6 million below the $14.8 million recorded in 1994. The Company's other subsidiaries generated total revenues of $7.1 million in 1995, which is $0.8 million less than the $7.9 million figure for 1994.

     Net mutual fund management fees of $9.8 million are $0.3 million lower than 1994's $10.1 million reflecting lower average net assets in several international and fixed income funds, which reflects higher returns and higher investor interest in U.S. equity markets, which had a strong year. Mutual fund commissions fell $0.4 million from $0.6 million in 1994 to $0.2 million in 1995 as a result of a lower level of load fund sales. Lexington's two load funds are both precious metals products; precious metal products did not attract as much investor interest in 1995 as they did in 1994.

     Other management fees of $9.1 million are $0.6 million below 1994's $9.7 million. This income is primarily derived from the Company's other subsidiaries, led by the California operations, which handles most of the Company's high net worth business. The decline in revenues is due to a decline in billable assets under management for the year which is primarily a function of account terminations.

     Commissions income of $1.7 million are $0.3 million below the comparable 1994 figure of $2.0 million. This revenue is generated primarily by the Company's California brokerage and insurance operations and decreased with lower levels of new business.

     Other income of $0.5 million is $0.2 million above the $0.3 million recorded in 1994. The increase is attributable to higher investment income and mutual fund administration fees at the Company's Core Business.

     Total expenses of $19.0 million are $1.4 million or 8.0% higher than the $17.6 million in total expenses in 1994. The Company's Core Business incurred total expenses of $12.0 million which are $2.0 million or 20.0% above the $10.0 million in expense for 1994 primarily as a result of the Company's reorganization and Spin-off. The Company's other subsidiaries incurred $7.0 million in expenses for 1995, $0.6 million less than the year earlier expenses of $7.6 million.

     Total salaries and other compensation expenses are down $0.5 million from $11.0 million in 1994 to $10.5 million in 1995, reflecting lower employee benefits expenses and lower bonus accruals which are a result of lower revenues and profits. Total selling and promotional expenses of $1.9 million are $0.1 million below the year earlier expense of $2.0 million. Lower advertising expenditures account for most of the variance and reflect the lower sales of precious metals, foreign equities, and fixed income securities compared with U.S. equities. Administrative and general expenses of $6.6 million are $2.0 million higher than the comparable 1994 figure of $4.6 million. The increase reflects $2.2 million in various professional fees associated with the Spin-off and internal reorganization of the Company.

     Pre-tax income of $2.3 million is down 54.9% or $2.8 million from $5.1 million recorded in 1994 due to the lower revenues and higher expenses. Provision for state and federal taxes declined from $2.0 million in 1994 to $0.7 million in 1995 due to lower profits.

     Overall, net income for 1995 decreased to $1.6 million from $3.0 million in 1994.

Effects of Inflation

     The Company does not believe that inflation has had a significant impact on the operations of the Company to date. The Company's assets consist primarily of cash and investments which are monetary in nature. However, to the extent inflation results in rising interest rates with the attendant adverse effects on the securities markets and on the values of investments held in the Company's accounts, inflation may adversely affect the Company's financial position and results of operations. Inflation also may result in increased operating expenses (primarily personnel-related costs) that may not be readily recoverable in the fees charged by the Company.

Liquidity and Financial Condition

     The Company's business typically does not require substantial capital expenditures. The most significant investments are in technology, including computer equipment and telephones.
     Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.7 million and $4.5 million over the past three years primarily as a result of the Company's net income.

     Net cash from investing activities have ranged between inflows of $0.4 million and outflows of $0.8 million over the past three years. The primary source of cash in 1996 was the September 30 sale of four of the California subsidiaries. The primary use of cash over the recent past has been for purchases of computer equipment. It is expected that future investing activities will consist of more routine furniture and equipment purchases, purchases of marketable securities and, potentially, further acquisitions. With the exception of acquisitions, the routine investment activities are expected to result in smaller cash outflows from the investing activities in the near future.

     Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow was the payment of a regular quarterly dividend to Piedmont, the Company's former parent which ended in 1995. On March 7, 1997, the Company announced a 750,000 share repurchase program under which the Company may repurchase its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan approved on March 6, 1997 has a term of three years. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

     Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At December 31, 1996 the Company has $7.5 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

     LFD, as a registered broker-dealer, has federal and state net capital requirements at December 31, 1996 of $5,000. The aggregate net capital of LFD was $0.3 million at December 31, 1996. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

     Stockholders' equity on December 31, 1996 increased to $9.8 million from $7.3 million a year earlier primarily as a result of the Company's net income.

     Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.



















Item 8.  Financial Statements

     The following are included and filed under this item:

     Report of Independent  Accountants . . . . . . . . . . . . . . . . . .   18

LEXINGTON GLOBAL ASSET MANAGERS, INC.

Consolidated Statements of Financial Condition--December 31, 1996 and 1995.. 19 Consolidated Statements of Operations--Years Ended December 31, 1996,
      1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Consolidated  Statements of Stockholders' Equity  (Deficit)--Years Ended
 December 31, 1996, 1995 and 1994. . . . . .  .  .  .  .  .  .  . . . . . .  21
Consolidated  Statements  of  Cash Flows--Years  Ended  December 31, 1996,
 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  22
Notes to Consolidated  Financial Statements . . . . . . . . . . . . . . . .  23






































                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc. :

    We have audited the consolidated statements of financial condition of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 /s/ Coopers & Lybrand L.L.P.
                                                     Coopers & Lybrand L.L.P.



New York, New York
February 19, 1997







                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                            AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,

                                                                           1996                    1995
                                                                           ----                    ----
Assets:
Cash and cash equivalents:
   Cash                                                                    $1,631,249              $  575,694
   Money market accounts                                                    5,898,575               5,039,323
                                                                     -----------------        ----------------

                                                                            7,529,824               5,615,017
                                                                     -----------------        ----------------

Receivables:
   Investment advisory and management fees                                  1,161,473               1,577,875
   Due from funds and other                                                   868,649               1,206,619
                                                                     -----------------        ----------------

                                                                            2,030,122               2,784,494
                                                                     -----------------        ----------------
Marketable securities                                                       1,205,350                 932,282
Prepaid expenses                                                              367,159                 349,768
Prepaid taxes                                                                  11,900                  42,365
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                               1,347,324               1,434,802
Intangible assets (net of accumulated amortization)                           210,875                 252,387
Deferred income taxes                                                       3,131,842               3,048,283
Other assets                                                                  243,120                 314,203
                                                                     -----------------        ----------------
         Total assets                                                  $   16,077,516            $ 14,773,601
                                                                      =================          =============



Liabilities:
Accounts payable and other accrued expenses                               $ 1,027,123             $ 1,256,982
Accrued compensation                                                        1,480,337               1,870,820
Accrued employee benefits                                                   1,183,866               1,130,393
Capitalized lease obligations                                                       -                 157,019
Deferred income                                                             1,197,576               1,592,531
Federal income taxes payable                                                1,015,351                 979,184
Other liabilities                                                               6,681                   7,515
                                                                     -----------------        ----------------
         Total liabilities                                                  5,910,934               6,994,444
                                                                     -----------------        ----------------
Minority interest                                                             344,909                 432,136

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued and outstanding                                            54,879                  54,879
Additional paid-in capital                                                 21,501,517              21,501,517
Accumulated deficit                                                       (11,734,723)            (14,209,375)
                                                                     -----------------        ----------------
         Total stockholders' equity                                         9,821,673               7,347,021
                                                                     -----------------        ----------------

         Total liabilities and stockholders' equity                    $   16,077,516           $  14,773,601
                                                                       =================        ================






                                         The accompanying  notes are an integral part of the consolidated financial statements.




                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

                                                                      1996              1995               1994
                                                                      ----              ----               ----

Revenues:
   Investment advisory:
      Mutual fund management fees (including approximately)
          $430,252 ,  $452,000 and
          $496,000 from related parties)                           $  10,723,805       $9,789,003        $  10,092,248
         Mutual fund commissions                                         215,656          175,434              592,507
      Other management fees (including approximately
         $2,102,000,  $2,443,000 and
         $2,619,000 from related parties)                              7,395,337        9,107,863            9,674,799
   Commissions income                                                  1,734,411        1,692,261            1,989,766
   Other income                                                          742,092          521,556              330,273
                                                                -----------------  ---------------   ------------------
       Total revenues                                                 20,811,301       21,286,117           22,679,593

                                                                -----------------  ---------------   ------------------

Expenses:
   Salaries and other compensation                                    11,241,242      10,492,925            11,032,675
   Selling and promotional                                             1,231,927        1,893,083            1,989,949
   Administrative and general                                          5,210,413        6,578,621            4,553,640
                                                                -----------------  ---------------   ------------------
       Total expenses                                                 17,683,582       18,964,629           17,576,264

                                                                -----------------  ---------------   ------------------
                                                                       3,127,719        2,321,488            5,103,329


Gain on sale of subsidiaries                                             529,881                -                    -

Provision for income  taxes
   Current                                                             1,353,734        1,285,843           2,228,543
   Deferred                                                              (83,559)        (586,027)           (169,113)
                                                                -----------------  ---------------   ------------------
       Total provision                                                 1,270,175          699,816           2,059,430
                                                                -----------------  ---------------   ------------------
       Income before minority interest                                 2,387,425        1,621,672           3,043,899
Minority interest                                                        (87,227)           43,015               53,629
                                                                -----------------  ---------------   ------------------
       Net income                                                 $    2,474,652    $ 1,578,657         $    2,990,270

                                                                =================  ===============   ==================

Earnings per share (Note 7):
   Net income per share                                                    $0.45            $0.29                $0.55
                                                                =================  ===============   ==================

   Average shares outstanding during the period                        5,487,887        5,487,887            5,487,887
                                                                =================  ===============   ==================












                                         The accompanying  notes are an integral part of the consolidated financial statements.




                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31,



                                                Common Stock                                                       Total
                                          --------------------------
                                             Shares                      Additional          Accumulated       Stockholders'
                                             Issued         Amounts     Paid-In Capital       Deficit         Equity (Deficit)


Balance at December 31, 1993                5,487,887      $54,879        $11,125,665      ($15,526,302)      ($4,345,758)
Net income                                                                                    2,990,270         2,990,270
Dividends                                                                                    (1,752,000)       (1,752,000)
Capital contribution                                                          200,000                              200,000
                                           -----------   ----------   ----------------   ----------------   ---------------
Balance at December 31, 1994                5,487,887       54,879         11,325,665       (14,288,032)       (2,907,488)
Net income                                                                                     1,578,657         1,578,657
Dividends                                                                                    (1,500,000)       (1,500,000)
Capital contributions                                                          76,000                               76,000
Conversion of debt to equity                                               10,099,852                           10,099,852
                                           -----------   ----------   ----------------   ----------------   ---------------
Balance at December 31, 1995                5,487,887       54,879         21,501,517       (14,209,375)         7,347,021
Net income                                                                                     2,474,652         2,474,652
                                           -----------   ----------   ----------------   ----------------   ---------------
Balance at December 31, 1996                5,487,887      $54,879        $21,501,517      ($11,734,723)        $9,821,673
                                           ===========   ==========   ================   ================   ===============





























                    The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.


                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

                                                                                     1996                 1995               1994
                                                                                     ----                 ----               ----

Cash flows from operating activities:
Net income                                                                      $ 2,474,652            $1,578,657      $ 2,990,270

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
      Depreciation and amortization                                                 425,974              429,807           378,719
      Gain on sale of subsidiaries                                                 (529,881)                   -                 -
      Loss on sale of marketable securities                                               -               67,308             7,711
      Unrealized (appreciation) depreciation on marketable
         securities                                                                (104,567)             (30,682)           51,747
      Deferred income taxes                                                         (83,559)            (586,027)         (169,113)
      Minority interest                                                             (87,227)              43,015            53,629
Change in assets and liabilities
      Receivables                                                                   754,372             (779,783)          101,082
      Prepaid expenses                                                              (17,391)            (190,697)           40,979
      Prepaid taxes                                                                  30,465               (4,969)           40,514
      Accounts payable and accrued expenses                                        (566,869)           1,092,218           721,606
      Federal income taxes payable                                                   36,167              445,799           533,385
      Deferred income                                                              (394,955)            (224,309)         (143,493)
      Other, net                                                                     48,823             (114,493)         (124,618)
      Net assets of subsidiaries sold                                              (286,425)                   -                 -
                                                                               ------------------   ------------------  ------------
Net cash provided by operating activities                                         1,699,579            1,725,844         4,482,418

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements
                                                                                   (425,803)            (504,648)         (728,291)
      Purchases of intangibles                                                       (7,225)                   -                 -
      Purchases of marketable securities                                           (168,501)            (349,792)         (113,177)
      Sales of marketable securities                                                      -              155,767                 -
      Sales of furniture and equipment                                              157,470                    -                 -
      Net proceeds from sale of subsidiaries                                        816,306                    -                 -
                                                                                ------------------   ------------------  -----------
Net cash used in investing activities                                                372,247            (698,673)         (841,468)

Cash flows from financing activities:
      Proceeds from issuance of debt                                                       -                    -          125,000
      Principal payments under capital lease obligations                            (157,019)           (135,764)         (135,034)
      Dividends                                                                            -          (1,500,000)       (1,752,000)
      Capital contribution                                                                 -              76,000           200,000
                                                                                ------------------   ------------------  -----------
Net cash used in financing activities                                               (157,019)          (1,559,764)      (1,562,034)
Net increase  (decrease) in cash and cash equivalents                              1,914,807            (532,593)        2,078,916
Cash and cash equivalents, beginning of year                                       5,615,017            6,147,610        4,068,694
                                                                                ------------------   ------------------  -----------
Cash and cash equivalents, end of year                                           $ 7,529,824          $ 5,615,017       $6,147,610
                                                                                ==================   ==================  ===========

Supplemental cash flow disclosure
     Income taxes paid                                                           $1,665,849           $   917,679       $1,486,374
     Interest paid                                                                                       $108,530       $  337,398


Supplemental schedule of non-cash investing activities
     Conversion of debt to equity                                                                    $ 10,099,852


                    The   accompanying   notes  are  an  integral  part  of  the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

     Lexington Global Asset Managers, Inc. (the "Company") serves as a holding company for the following asset management subsidiaries (collectively referred to as the "Subsidiaries"): Lexington Management Corporation (100% owned), Lexington Funds Distributor Inc. (100% owned), MSR Advisors Inc. (65% owned) and Piedmont Asset Advisors (51% owned). The Subsidiaries are engaged in the management, distribution, and administrative services for the Lexington Family of Funds ("Funds") and for its institutional and private clients. Lexington Management Corporation ("LMC") and MSR Advisors Inc., ("MSR") are registered investment advisors under the Investment Advisers Act of 1940 as amended. In addition Lexington Funds Distributor ("LFD") is a registered broker/dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. ("NASD"), and is therefore subject to various NASD regulations, including net capital requirements.

     On  September   30,  1996,   the  Company  sold  four  of  its   California
subsidiaries:  Lexington  Capital  Management  Associates,  Inc.  ("LCMA"),  LCM
Financial Services Inc. ("LFSI"), Lexington Plan Administrators ("LPA"), and LCMI Insurance Services ("LCMII"), to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited. On December 31, 1996, Lexington Capital Management ("LCM") was merged into LMC.


2.  Basis of Presentation and Summary of Significant Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and the Subsidiaries. All material intercompany transactions and accounts have been eliminated.

  Revenue Recognition
     Investment management and advisory fees are recorded as income for the period in which the services are performed. Commissions related to security transactions are accrued on the trade date.

  Receivables
     Included in 1995 other receivables is a note receivable from an employee of one of the divested subsidiaries of approximately $195,000 which was forgiven in 1996.

  Furniture, Equipment, and Leasehold Improvements
     Furniture, equipment, and leasehold improvements are stated at cost. Equipment and furniture are depreciated on a straight-line basis over their estimated useful lives ranging from five to twelve years. Leasehold improvements are amortized on a straight-line basis over the remaining lease term.

  Stock-Based Compensation
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 required the Company to adopt, at its election, either 1) the provisions in SFAS 123 which require the recognition of compensation expense employee stock-based compensation plans or 2) the provisions in SFAS 123 which require the pro forma disclosure of net income and earnings per share as if the recognition provisions of SFAS 123 had been adopted. SFAS 123 explicitly provides that employers may continue to account for their employee stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The company adopted the disclosure requirements of SFAS 123 effective January 1, 1996 and continues to account for its employee stock-based compensation plans under APB 25. Accordingly, the adoption of SFAS 123 had no impact on the Company's financial position or results of operations. Had compensation cost for the Company's stock option program been recognized based on the fair value at the grant date consistent with the recognition provisions of SFAS 123, the impact on the Company's net income and earnings per share would not have been material. However, since the options vest over four years and additional awards could be made in future years, the effects of applying SFAS 123 in 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years.

Employee and Retiree Benefit Plans
     Certain subsidiaries sponsor various benefit plans including a 401(k) savings plan and a defined benefit pension plan covering substantially all employees.

     The Subsidiaries also provide retired employees the option of continuing health and life insurance benefits through various welfare benefit plans in which the retiree shares in the cost.

     See Note 9 for further information on these employee and retiree benefit plans.

 Income Taxes
     The Company and its wholly owned subsidiaries are included in the consolidated federal income tax return filed by the Company. For financial statement purposes, federal income taxes are computed on a separate-return basis. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse.

     See Note 10 for further information.

3.  Investments

  Cash Equivalents
     Cash equivalents consist of highly liquid investments. At December 31, 1996 and 1995 cash equivalents consist primarily of investments in Lexington Money Market Trust, recorded at market value (which approximates cost).

  Marketable securities
     Marketable securities are carried at market value and, at December 31, 1996 consist of investments in eight of the Funds: Lexington Global Fund, Lexington Natural Resources Trust, Lexington Ramirez Global Income Fund, Lexington International Fund, Lexington Emerging Markets Fund, Lexington Crosby Small Cap Asia Growth Fund, Lexington SmallCap Value Fund, and Lexington Troika Dialog Russia Fund. The cost of these securities was $1,060,788. At December 31, 1995, marketable securities consisted of investments in seven of the Funds: Lexington Global Fund, Lexington Natural Resources Trust, Lexington Ramirez Global Income Fund, Lexington International Fund, Lexington Emerging Markets Fund, Lexington Crosby Small Cap Asia Growth Fund, and Lexington SmallCap Value Fund. The cost of these securities was $892,288. The market value of these securities is determined by multiplying the number of shares held in each Fund by its respective net asset value as published daily in major newspapers.

     Unrealized appreciation (depreciation) arises from the difference between the cost and market value of investments and is recognized in operations currently.

4.  Regulatory Requirements

     The broker/dealer subsidiary is subject to rules and regulations of the Securities and Exchange Commission which require maintenance of minimum net capital and reserve accounts. At December 31, 1996, the amount of net capital required for the subsidiary pursuant to such rules and regulations was $5,000. The net capital of the broker/dealer subsidiary which met all requirements aggregated $300,565 at December 31, 1996.

5.  Intangible Assets

     Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over forty years. The goodwill arising from the original acquisition of the LMC business by Piedmont Management Company ("Piedmont") in 1969 has been recorded on the books of the Company.


     Accumulated amortization of goodwill amounted to approximately $452,000 and $436,000 at December 31, 1996 and 1995, respectively.


6.  Commitments and Contingencies

     The  Subsidiaries  lease   administrative   offices  under   noncancellable
operating leases.


     The future minimum lease payments are follows:


         1997.................................................$   571,000
         1998..................................................   586,000
         1999..................................................   611,000
         2000..................................................   578,000
         2001..................................................   578,000
         Later Years...........................................   964,000
                                                                  -------
                                                               $3,888,000
                                                               ==========


     Rent expense was approximately $941,000 in 1996; $1,140,000 in 1995; and $944,000 in 1994.

7.  Common and Preferred Stock

     On December 13, 1995, the Company was recapitalized by adoption of restated articles of incorporation authorizing 15,000,000 shares of common stock. Piedmont distributed all of the Company's outstanding common stock as a dividend to the holders of Piedmont common stock, on a one for one basis for each outstanding share of Piedmont common stock. The accompanying consolidated financial statements of the Company have been retroactively reclassified to give effect to the recapitalization.

     The Company has 5,000,000 shares of preferred stock, $.01 par value authorized; no shares are issued and outstanding.

8.  Incentive Plan

     The Company has reserved 750,000 shares of common stock for issuance to key employees under the Long Term Incentive Plan established in 1995. The plan provides for the granting of stock options, stock appreciation rights and other stock based performance awards to employees. During 1995, 180,000 stock options were granted, all at an exercise price of $4.75, the fair market value at date of grant. No options were exercised or expired in 1996 and 1995; and 45,000 were exercisable at December 31, 1996. No grants were made in 1996.

9.  Employee and Retiree Benefit Plans

    Effective with the December 13, 1995 Spin-off of 100% of the Common Stock of the Company being distributed to Piedmont Management stockholders, LMC has assumed the sponsorship of certain of Piedmont's employee benefit plans and their related trusts and insurance contracts, and is solely responsible for all liabilities and obligations under such plans. In addition, in exchange for payment from Piedmont of approximately $740,000, LMC assumed certain of Piedmont's obligations to provide continuing medical and dental coverage to certain of Piedmont's and The Reinsurance Corporation of New York's ("RECO") employees, and retirement and postretirement medical and life insurance to former RECO employees.

  Savings Plan
     LMC's and MSR's employees participate in the 401(k) savings plan sponsored by LMC. The savings plan provides for voluntary participant contributions which may not exceed 10% of each participant's annual salary. Additionally, for each participant's voluntary contribution not exceeding 6% of the participant's annual salary, LMC and MSR contribute an amount equal to 50% of the individual participant's contribution.

     LMC's and MSR's contributions fully vest to employees at the end of five years. The annual amounts contributed by LMC and MSR to the Plan were $114,409 in 1996; $88,395 in 1995; and $84,274 in 1994.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Employee and Retiree Benefit Plans (Continued)

Retirement Plan

     LMC sponsors a defined benefit plan which is part of a master trust. The funding policy for the plan is to annually contribute the statutory required minimum amount as actuarially determined. The net periodic pension cost determined under Statement of Financial Accounting Standards No. 87 was $127,464 in 1996; $141,770 in 1995; and $171,700 in 1994. The funded status and net pension liability for the Master Trust is provided in the table below.

                                                       Years ended December 31,
                                                       1996              1995
Actuarial present value of benefit obligations:
Vested...........................................  $4,851,900       $4,224,900
Non-vested..................................          127,600          194,000
                                                      -------          -------
     Accumulated benefit obligation........        $4,979,500       $4,418,900
                                                    ==========      ==========
Projected benefit obligation.................       5,603,100        5,504,400
Plan assets at fair value...................        4,848,000        4,475,200
                                                    ---------        ---------
Plan assets less than projected benefit obligation.. (755,100)      (1,029,200)
Unrecognized prior service cost...............         60,600           66,400
Unrecognized net loss..........................       191,300          422,700
Unrecognized net asset........................       (216,100)        (252,600)
                                                     --------         --------
     Net pension liability...................     $  (719,300)      $ (792,700)
                                                   ===========        ========


     The development of the foregoing projected benefit obligations was based upon a discount rate of 7.5% in 1996 and 7.25% in 1995; a 6% average rate of increase in employee compensation was used for each year. The expected long-term rate of return on assets was 10%. Plan assets are invested primarily in bonds, stocks, short-term securities and cash equivalents.

     LMC also maintains non-qualified supplemental benefit plans for certain employees. These plans replace the portion of benefits that exceed the limitations established by the Internal Revenue Code for tax qualified benefit plans. The amount charged to expense relating to these plans was approximately $116,600 in 1996; $51,600 in 1995; and $37,200 in 1994.

  Postretirement Employee Benefits
     Certain of the Subsidiaries provide retired employees the option of life and medical insurance benefits.

     As of January 1, 1992, the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were adopted. The Company elected the prospective transition approach and is amortizing the transaction obligation over a 20-year period.

     Net periodic postretirement benefit costs for 1996 and 1995 included the following components:

                                                         1996             1995
                                                         -----            ----
  Service Cost........................               $  76,000        $  47,000
  Interest Cost........................                 96,000           53,000
  Amortization of transition obligation over 20 years   29,000           27,000
                                                     ---------        ---------
    Net periodic postretirement benefit cost....      $201,000         $127,000
                                                      ========         ========








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Employee and Retiree Benefit Plans (Continued)

     The accumulated unfunded postretirement benefit obligation for the Company is provided in the table below. The Company has accrued its estimated portion of the unfunded postretirement benefit obligation (approximately $427,700 in 1996 and $282,000 in 1995).

                                                      Years ended December 31,
                                                       1996            1995
                                                       ----            ----
          Retirees.............................   $  735,000      $  804,000
          Eligible active participants.........       89,000           7,000
          Other active participants............      592,000         374,000
                                                   ---------       ---------
          Total................................   $1,416,000      $1,185,000
                                                  ==========      ==========

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1996 and 7.25% in 1995. The assumed health care cost trend rate was 7.5% in each year. If the assumptions used in developing the health care cost trend rate in each of the last two years were increased by 1%, the effect on the accumulated postretirement benefit obligation would not be material.

10. Income Taxes

     A reconciliation of income tax expense computed at the U.S. statutory rate to the effective rate reflected in the consolidated financial statements follows:

                                                    Years Ended December 31,
                                                1996        1995         1994
                                                ----        ----         ----
Expected tax rate..........................    34.00%      34.00%       34.00%
State and local taxes......................     6.50       (3.50)       10.50
Other......................................    (5.78)        .01        (4.10)
                                               -----         ---        -----
Effective tax rate.........................    34.72%      30.51%       40.40%
                                               ======      ======       ======

     The tax effects of temporary differences that give rise to the net deferred tax assets at December 31, 1996 and 1995 are as follows:
                                                     1996             1995
                                                     ----             ----
     Deferred tax asset:
          Net operating loss carryforwards...    $2,203,641        $2,172,003
          Deferred compensation..............       565,587           452,217
          Retirement and postretirement......       500,880           365,763
          Other..............................                         169,397
                                                    -------           -------
               Total deferred tax asset......     3,270,108         3,159,380
                                                  ---------         ---------
     Deferred tax liability:
          Deferred state taxes...............       (93,302)          (90,154)
          Other..............................       (44,964)          (20,943)
                                                    -------           -------
               Total deferred tax liability..      (138,266)         (111,097)
                                                   --------          --------
               Net deferred tax asset........    $3,131,842        $3,048,283
                                                 ==========        ==========

      The Company believes it is more likely than not that the Company will generate future taxable income to realize the benefits of the net deferred tax asset. Accordingly, the Company has not provided a valuation allowance. The amount ultimately realized, however, could be reduced if actual amounts of future taxable income are reduced.
     The Company has net operating loss carryforwards of approximately $6,303,026 which are available to offset future taxable income which expire over the period 1998 through 2008.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

     Prior to the Spin-off of the Company from Piedmont, $10,099,852 owed to Piedmont and its subsidiary by certain subsidiaries of the Company were converted from debt to equity of those subsidiaries.

      As of December 31, 1996 there were no capitalized lease obligations. As of
December  31,  1995  amounts  due  on   capitalized   lease   obligations   were
approximately $157,000 due September 1999.

12. Subsequent Event (Unaudited)

     On March 7, 1997, the Company announced a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan approved on March 6, 1997 has a term of three years.

13. Quarterly Financial Data (Unaudited)

     The unaudited quarterly financial data for 1996 and 1995 follows:

                                              First            Second             Third           Fourth
                                            Quarter           Quarter           Quarter          Quarter
                                            -------           -------           -------          -------
1996
----
Results of Operations:
     Total revenues......................  $5,717,300       $5,606,059        $5,565,017       $ 3,922,925
     Total expenses......................   4,955,313        4,855,620         4,832,825         3,039,824
     Provision for taxes.................     206,807          335,985           580,875           146,508
     Net income .........................     543,940          396,835           789,326           744,551
     Net income per share................       $0.10            $0.07             $0.14             $0.14

Common stock price range:
     High................................      $4.906            $6.50             $5.50            $7.313
     Low.................................      $3.625            $4.375            $4.25             $5.00

1995
----
Results of Operations:
     Total revenues......................  $5,218,727        $5,347,927        $5,440,059       $5,279,403
     Total expenses......................   4,261,104         4,513,279         4,890,031        5,300,215
     Provision for taxes.................     447,094           311,691           122,234         (181,203)
     Net income..........................     510,528           519,104           404,651          144,374
     Net income per share................       $0.09             $0.10             $0.07            $0.03

Common stock price range:
     High................................         N/A               N/A               N/A           $5.00
     Low.................................         N/A               N/A               N/A           $4.625






     Item 6. Exhibits and Reports on Form 8-K
1. (a) Exhibits. (27) Financial Data Schedule for the twelve months ended December 31, 1996.


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company terminated its audit relationship with its former principal accountant, Coopers & Lybrand L.L.P. ("C&L"), on March 6, 1997. On that same day, KPMG Peat Marwick L.L.P. was engaged as principal accountant for the Company.

     C & L's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to change principal accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company.

     During the Company's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     There were no reportable  events of the type  described in Item 304 (a) (1)
(v) (A) through (D) of Regulation S-K.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of December 31, 1996 with respect to the company's executive officers.

                                    Principal Occupation or Employment Office(s)
Name                         Age    Year Elected Executive Officer

Stuart S. Richardson         50    Chairman (1995)

Robert M. DeMichele          52    President and Chief Executive Officer (1995)

Richard M. Hisey             38    Executive Vice President and Chief Financial
                                   Officer (1995)

Lawrence Kantor              49    Executive Vice President and General
                                   Manager - Mutual Funds (1995)

     Other information required under this item in contained in the Registrant's 1997 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.


Item 11.  Executive Compensation

     Information required under this item is contained in the Registrant's 1997 definitive proxy statement which will be filed with the Commission within 120 Days after the close of the fiscal year and is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required under this item is contained in the Registrant's 1997 definitive proxy statement which will be filed with the Commission within 120 Days after the close of the fiscal year and is herein incorporated by reference.



Item 13.  Certain Relationships and Related Transactions

     Information required under this item is contained in the Registrant's 1997 definitive proxy statement which will be filed with the Commission within 120 Days after the close of the fiscal year and is herein incorporated by reference.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following information is filed under this item:

(a) (1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8: Consolidated Statements of Financial Condition-December 31, 1996 and 1995; Consolidated Statements of Operations-Years Ended December 31, 1996, 1995, 1994; Consolidated Statements of Stockholders' Equity (Deficit)-Years Ended December 31, 1996, 1995, 1994; Consolidated Statements of Cash Flows-Years Ended December 31, 1996, 1995, 1994; Notes to Consolidated Financial Statements;

(a) (2) Schedules

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are adequately explained in the financial statements and, therefore, have been omitted.

     Financial statements of interests of 50% or less, which are accounted for by the equity method, have been omitted because they do not, considered in the aggregate as a single subsidiary, constitute a significant subsidiary.

(a)(3) Exhibits

     13.1 Registrant's Annual Report to Stockholders for the year ended December 31, 1996.

Exhibits specified by Item 601 of Regulation S-K, other than those listed above, have been omitted since they are either not required or are not applicable.

(b)  Report on Form 8-K

The Registrant filed a Form 8-K on March 12, 1997 reporting under Item 4, changing Registrants certifying accountant, which is incorporated by reference.

(c) Schedules described in item 14A (2) are excluded from the Registrants Annual Report to Stockholders.



(d)    Items Incorporated by Reference

              The Registrant's Definitive Proxy Statement for its 1997 Annual Stockholders' meeting and its Annual Report to stockholders for the fiscal year ended December 31, 1996 are incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the close of the fiscal year, along with a copy of the Registrant's Annual Report.


















                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     LEXINGTON GLOBAL ASSET MANAGERS, INC.

                                     By  /s/ Richard M. Hisey

                                     Richard M. Hisey, Executive Vice President
                                     (Chief Financial Officer)

Date March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          /s/Stuart Smith Richardson
        Stuart Smith Richardson, Chairman              Date March 27, 1997
          of the Board of Directors

          /s/Robert M. DeMichele
Robert M. DeMichele, President & Director              Date March 27, 1997
           (Chief Executive Officer)

          /s/Richard M. Hisey
Richard M. Hisey, Executive Vice President             Date March 27, 1997
(Principal Financial and Accounting Officer)

          /s/ Sion A. Boney
      Sion A. Boney, III, Director                     Date March 27, 1997

          /s/Haynes G. Griffin
       Haynes G. Griffin, Director                     Date March 27, 1997

          /s/William R. Miller
       William R. Miller, Director                     Date March 27, 1997

          /s/L. Richardson Preyer
     L. Richardson Preyer, Director                    Date March 27, 1997

          /s/Lunsford Richardson, Jr.
      Lunsford Richardson, Jr., Director               Date March 27, 1997

          /s/Peter L. Richardson
      Peter L. Richardson, Director                    Date March 27, 1997

          /s/Carl H. Tiedemann
      Carl H. Tiedemann, Director                      Date March 27, 1997

          /s/ Marion A. Woodbury
      Marion A. Woodbury, Director                     Date March 27, 1997