Form 10-Q
period 1997-03-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1997-05-15
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03-31-97
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997.

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                     5,467,887 Shares Issued and Outstanding

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                               AND SUBSIDIARIES

Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             3/31/97               12/31/96
                                                                           (Unaudited)            (Audited)
Assets:
Cash and cash equivalents:
   Cash                                                                   $     1,265,650     $       1,631,249
   Money market accounts                                                        6,101,537             5,898,575
                                                                         -----------------     -----------------
                                                                                7,367,187             7,529,824
                                                                         -----------------     -----------------

Receivables:
   Investment advisory and management fees                                      1,265,769             1,161,473
   Due from funds and other                                                       748,529               868,649
                                                                         -----------------     -----------------
                                                                                2,014,298             2,030,122
                                                                         -----------------     -----------------
Marketable securities                                                           1,266,913             1,205,350
Prepaid expenses                                                                1,025,301               367,159
Prepaid taxes                                                                      29,069                11,900
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                                   1,493,919             1,347,324
Intangible assets (net of accumulated amortization)                               206,826               210,875
Deferred income taxes                                                           2,661,546             3,131,842
Other assets                                                                      207,716               243,120
                                                                         -----------------     -----------------
          Total assets                                                    $    16,272,775      $     16,077,516
                                                                         =================     =================


Liabilities:
Accounts payable and other accrued expenses                               $     3,041,586     $       3,691,326
Deferred income                                                                 1,423,912             1,197,576
Federal income taxes payable                                                    1,016,729             1,015,351
Other liabilities                                                                   2,907                 6,681
                                                                         -----------------     -----------------
          Total liabilities                                                     5,485,134             5,910,934
                                                                         -----------------     -----------------
Minority interest                                                                 357,004               344,909

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                                                54,879                54,879
Additional paid-in capital                                                     21,501,517            21,501,517
Accumulated deficit                                                           (10,995,759)          (11,734,723)
                                                                         -----------------     -----------------
          Total paid-in capital and accumulated deficit                        10,560,637             9,821,673
Less cost of treasury stock (20,000 shares)                                       130,000                    -
                                                                         -----------------     -----------------
          Total stockholders' equity                                           10,430,637             9,821,673
                                                                         -----------------     -----------------

          Total liabilities and stockholders' equity                      $    16,272,775      $     16,077,516
                                                                         =================     =================



        The accompanying notes are an integral part of the condensed consolidated financial statements.







                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                               AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                              (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 1997                  1996

Revenues:
   Investment advisory:
      Mutual fund management fees (including approximately
          $134,388 and $117,474 from related parties)                        $  2,731,467       $     2,693,518
      Mutual fund commissions                                                      18,649               145,522
      Other management fees (including approximately
         $637,773 and $548,492 from related parties)                            1,635,045             2,121,494
   Commissions income                                                              32,613               564,005
   Other income                                                                   205,591               192,761
                                                                            ----------------      ----------------
          Total revenues                                                        4,623,365             5,717,300
                                                                            ----------------      ----------------

Expenses:
   Salaries and other compensation                                              2,263,748             3,159,553
   Selling and promotional                                                        238,984               429,202
   Administrative and general                                                     846,245             1,366,558
                                                                            ----------------      ----------------
          Total expenses                                                        3,348,977             4,955,313
                                                                            ----------------      ----------------
          Income before income taxes and minority interest                      1,274,388               761,987

Provision for income  taxes
   Current                                                                         53,033               107,328
   Deferred                                                                       470,296                99,479
                                                                            ----------------      ----------------
          Total provision                                                         523,329               206,807
                                                                            ----------------      ----------------
          Income before minority interest                                         751,059               555,180
Minority interest                                                                  12,095                11,240
                                                                            ----------------      ----------------
          Net income                                                         $    738,964      $        543,940
                                                                            ================      ================

Earnings per share:
   Net income per share                                                             $0.13                 $0.10
                                                                            ================      ================

   Average shares outstanding during the period                                 5,486,776             5,487,887
                                                                            ================      ================



         The accompanying notes are an integral part of the condensed consolidated financial statements.





                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                               AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            (Unaudited)

                                                                               Three Months Ended March 31,
                                                                                1997              1996

Cash flows from operating activities:
Net income                                                                  $     738,964   $        543,940
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                81,230            113,093
      Unrealized (appreciation) depreciation on marketable
         securities                                                               (56,523)           (48,615)
      Deferred income taxes                                                       470,296             99,479
      Minority interest                                                            12,095             11,240
Change in assets and liabilities
      Receivables                                                                  15,824           (460,925)
      Prepaid expenses                                                           (658,142)           (66,018)
      Prepaid taxes                                                               (17,169)              (387)
      Accounts payable and accrued expenses                                      (649,740)        (1,197,300)
      Federal income taxes payable                                                  1,378            109,762
      Deferred management fees                                                    226,336             69,221
      Other, net                                                                   22,410             (3,127)
                                                                           ---------------   ----------------
Net cash provided by (used in) operating activities                               186,959           (829,637)

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                            (214,556)          (196,985)
      Purchases of marketable securities                                           (5,040)          (103,806)
                                                                           ---------------   ----------------
Net cash used in investing activities                                            (219,596)          (300,791)

Cash flows from financing activities:
      Principal payments under capital lease obligations                               -             (25,590)
      Purchase of treasury stock                                                 (130,000)                -
                                                                           ---------------   ----------------
Net cash used in financing activities                                            (130,000)           (25,590)
Net decrease in cash and cash equivalents                                        (162,637)        (1,156,018)
Cash and cash equivalents, beginning of period                                  7,529,824          5,615,017
                                                                           ---------------   ----------------
Cash and cash equivalents, end of period                                    $   7,367,187    $     4,458,999
                                                                           ===============   ================



      The accompanying notes are an integral part of the condensed consolidated financial statements.


                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:

     The interim financial information presented is unaudited. In the opinion of Company management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim period have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.


2.  Common Stock Buy-Back Program

     On March 7, 1997 the Board of Directors of Lexington Global Asset Managers, Inc. authorized a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. In the first quarter of 1997, the Company repurchased 20,000 shares of its stock at $6.50 per share.


3.  Changes in Accounting Principles

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" which will be effective commencing with the Company's financial statements for the year ended December 31, 1997. Upon adoption of the standard, the Company will present "basic" earnings per share and "diluted" earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share as required under the new standard, gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of this standard would not have a material effect on the Company's earnings per share since diluted earnings per share is computed in a manner similar to the Company's current computation of earnings per share.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1996 is incorporated herein by reference and should be read in conjunction with the following.

March 31, 1997 Compared to March 31, 1996

As anticipated, the Company's results in the first quarter reflect a smaller more profitable business after the sale of most of its West Coast operations in the third quarter of 1996. The remaining West Coast subsidiary, Lexington Capital Management, Inc., was merged into Lexington Management Corporation ("LMC") on December 31, 1996. The consolidated net income for the three months ended March 31, 1997 was $0.7 million, $0.13 per share, compared to $0.5 million, $0.10 per share for the first three months of 1996.

Total assets under management at March 31, 1997 were $3.3 billion compared to $3.2 billion at December 31, 1996 and $3.3 billion at March 31, 1996. Total revenues of $4.6 million are 19.3% below the first quarter of 1996 when the Company recorded revenues of $5.7 million. The West Coast operations recorded $1.7 million in revenues in the first quarter of 1996 and $0.8 million in the first quarter of 1997. Excluding the West Coast operations, total revenues of $3.8 million are down $0.2 million or 5.0% from the first quarter of 1996. The decrease is primarily attributable to mutual fund commissions which are down over $100,000 year-to-year reflecting lower sales of the Company's precious metals mutual fund products, two of which carry sales charges.

Net mutual fund management fees, the Company's largest revenue source, were even with the first quarter of 1996 at $2.7 million. Mutual fund assets under management have increased during the first quarter to $1.9 billion from the year earlier number of $1.8 billion. However, underlying the growth in assets under management is a shift from some of the Company's higher priced products
(precious metals and emerging markets) to some of the lower priced products (domestic equity and fixed income).

Other management fees of $1.6 million are down $0.5 million from $2.1 million in the prior year period. The disposed West Coast operations account for $0.4 million of this decline. Similarly, commissions income declined from $0.6 million in the first quarter of 1996 to $33,000 in the first quarter of 1997 as a result of the disposal of the West Coast operations. Other income of $0.2 million is even with the prior year and primarily reflects earnings on the Company's investment accounts.

Total expenses of $3.3 million are $1.7 million below total expenses of $5.0 million in the first quarter of 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $0.3 million in the first quarter of 1997 compared to $1.7 million in the prior year period.

Total personnel costs of $2.3 million are $0.9 million lower than the $3.2 million recorded in the first quarter of 1996. A $1.0 million decline in West Coast personnel expenses was partially offset by a $0.1 million increase in LMC's personnel costs; LMC added personnel to support and service its remaining West Coast revenue stream. Selling and promotional costs of $0.2 million are $0.2 million below the $0.4 million in such costs in the year earlier quarter, reflecting LMC's greater use of public relations to market its mutual funds, thereby reducing advertising and sales literature costs. General and administrative costs of $0.8 million are $0.6 million less than the prior year's figure of $1.4 million. Most of the decrease is attributable to the disposed West Coast operations; the remainder reflects the absence of certain legal and audit fees associated with the Company's reorganization which were recorded in the first quarter of 1996.

Profit before tax amounted to $1.3 million, up $0.5 million from the $0.8 million recorded in the first quarter of 1996. The provision for state and federal taxes increased $0.3 million to $0.5 million in the first quarter versus $0.2 million in the prior year period due to the increase in profit before tax. The Company has net operating loss carryforwards of approximately $5.9 million which are available to offset future taxable income which expire over the period 1998 through 2008.


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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.7 million and $4.5 million over the past three years primarily as a result of the Company's net income. Cash flow from operations amounted to $0.2 million in the first quarter of 1997.

Net cash flows from investing activities have ranged between inflows of $0.4 million and outflows of $0.8 million over the past three years. For the first quarter of 1997, cash outflows from investing activities was $0.2 million. The principal use of cash in the first quarter of 1997 was the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow has been the payment of a regular quarterly dividend to Piedmont, the Company's former parent. Net cash outflows from financing activities in the first quarter of 1997 of $0.1 million consisted of the purchase of 20,000 shares of the Company's stock recorded as treasury shares, which occurred in conjunction with the Company's previously announced share buyback program. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At March 31, 1997, the Company had $7.4 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries.
The Company has no standby lines-of-credit or other similar arrangements.

LFD as registered broker-dealer, has federal and state net capital requirements at March 31, 1997 of $5,000. The aggregate net capital of LFD was $0.3 million at March 31, 1997. Lexington Management Corporation, Market Systems Research Advisors, Inc. and Market Systems Research Inc., as registered investment advisors, must meet net capital requirements imposed at the federal and state levels.

Stockholders' equity on March 31, 1997 increased to $10.4 million from $9.8 million at December 31, 1996. This increase reflects the Company's earnings for the first quarter.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.




Part II.  Other Information

Item 1.  Legal Proceedings

     None

Item 6. Exhibits and Reports on Form 8-K

(A)     List of Exhibits
No.  27  Financial  Data  Schedule  (filed  with  the  Securities  and  Exchange
Commission)

(B)     Report on Form 8-K
          The Registrant filed a Form 8-K on March 12, 1997 reporting under Item 4, changing Registrant's certifying accountant, which is incorporated by references.

Other Items under Part II have been omitted since they are either not required or are not applicable.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/Richard M. Hisey
    -----------------------
    RICHARD M. HISEY
    EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date: 5-15-96