Form 10-Q
period 1997-06-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1997-08-13
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06-30-1997
OR
|_|
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997.

                     Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                    5,299,887 Shares Issued and Outstanding





                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                   AND SUBSIDIARIES


Part I. Financial Information
Item I. Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             6/30/97           12/31/96
                                                           (Unaudited)         (Audited)
Assets:
Cash and cash equivalents:
   Cash                                                   $    198,563      $   1,631,249
   Money market accounts                                     6,326,477          5,898,575
                                                         ----------------   ----------------
                                                             6,525,040          7,529,824
                                                         ----------------   ----------------

Receivables:
   Investment advisory and management fees                   1,446,708          1,161,473
   Due from funds and other                                    787,158            868,649
                                                         ----------------   ----------------
                                                             2,233,866          2,030,122
                                                         ----------------   ----------------
Marketable securities                                        1,657,789          1,205,350
Prepaid expenses                                             1,352,409            367,159
Prepaid taxes                                                   10,359             11,900
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                1,470,427          1,347,324
Intangible assets (net of accumulated amortization)            202,776            210,875
Deferred income taxes                                        2,565,318          3,131,842
Other assets                                                   207,716            243,120
                                                         ----------------   ----------------
        Total assets                                       $16,225,700       $ 16,077,516
                                                         ================   ================


Liabilities:
Accounts payable and other accrued expenses               $  3,085,624       $  3,691,326
Deferred income                                              1,495,414          1,197,576
Federal income taxes payable                                 1,014,444          1,015,351
Other liabilities                                                4,781              6,681
                                                         ----------------   ----------------
        Total liabilities                                    5,600,263          5,910,934
                                                         ----------------   ----------------
Minority interest                                              369,644            344,909

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                             54,879             54,879
Additional paid-in capital                                  21,501,517         21,501,517
Accumulated deficit                                        (10,063,978)       (11,734,723)
                                                         ----------------   ----------------
        Total paid-in capital and accumulated deficit       11,492,418          9,821,673
Less cost of treasury stock  (188,000 shares)                1,236,625                  -
                                                         ----------------   ----------------
        Total stockholders' equity                          10,255,793          9,821,673
                                                         ----------------   ----------------

        Total liabilities and stockholders' equity        $ 16,225,700      $  16,077,516
                                                         ================   ================



The accompanying notes are an integral part of the condensed consolidated financial statements.




                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                     AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                             1997             1996               1997             1996

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
          $152,236  $140,486  $286,624  and
          $257,960 from related parties)                 $2,761,027       $2,773,175         $5,492,494        $5,466,693
      Mutual fund commissions                                10,426           44,004             29,075           189,526
      Other management fees (including approximately
         $637,402  $583,560  $1,275,175 and
         $1,132,052 from related parties)                 1,706,455        2,117,185          3,341,500         4,238,679
   Commissions income                                        36,858          593,714             69,471         1,157,719
   Other income                                             230,890           77,981            436,481           270,742
                                                        ---------------   --------------    ---------------  ---------------
       Total revenues                                     4,745,656        5,606,059          9,369,021        11,323,359
                                                        ---------------   --------------    ---------------  ---------------

Expenses:
   Salaries and other compensation                        2,107,335        3,159,050          4,371,083         6,318,603
   Selling and promotional                                  326,141          398,598            565,125           827,800
   Administrative and general                             1,156,898        1,297,972          2,003,142         2,664,532
                                                        ---------------   --------------    ---------------  ---------------
       Total expenses                                     3,590,374        4,855,620          6,939,350         9,810,935
                                                        ---------------   --------------    ---------------  ---------------
       Income before income taxes and minority interest   1,155,282          750,439          2,429,671         1,512,424

Provision for income  taxes
   Current                                                  114,633          489,836            167,666           597,162
   Deferred                                                  96,228         (153,851)           566,524           (54,372)
                                                        ---------------   --------------    ---------------  ---------------
       Total provision                                      210,861          335,985            734,190           542,790
                                                        ---------------   --------------    ---------------  ---------------
       Income before minority interest                      944,421          414,454          1,695,481           969,634
Minority interest                                            12,639           17,619             24,735            28,859
                                                        ---------------   --------------    ---------------  ---------------
       Net income                                        $  931,782        $ 396,835        $ 1,670,746           940,775
                                                        ===============   ==============    ===============  ===============

Earnings per share
   Net income per share                                       $0.17            $0.07              $0.30             $0.17
                                                        ===============   ==============    ===============  ===============

   Average shares outstanding during the period           5,400,041        5,487,887          5,443,169         5,487,887
                                                        ===============   ==============    ===============  ===============





              The accompaning notes are an integral part of the condensed consolidated financial statements.

                                  LEXINGTON GLOBAL ASSET MANANGERS, INC.
                                                      AND SUBSIDIARIES




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                                 Six Months Ended June 30,
                                                                                                 1997                 1996

Cash flows from operating activities:
Net income                                                                                   $ 1,670,746          $  940,775
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                              161,596             224,344
      Unrealized appreciation on marketable securities                                          (192,759)           (103,116)
      Deferred income taxes                                                                      566,524             (54,372)
      Minority interest                                                                           24,735              28,859
Change in assets and liabilities
      Receivables                                                                               (203,744)            (16,841)
      Prepaid expenses                                                                          (985,250)           (119,123)
      Prepaid taxes                                                                                1,541               5,477
      Accounts payable and accrued expenses                                                     (605,702)           (605,698)
      Federal income taxes payable                                                                  (907)            141,128
      Deferred management fees                                                                   297,838              49,443
      Other, net                                                                                  24,282              (2,473)
                                                                                           -----------------    -----------------
Net cash provided by operating activities                                                        758,900             488,403

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                                           (267,379)           (313,882)
      Purchases of marketable securities                                                        (259,680)           (108,538)
                                                                                           -----------------    -----------------
Net cash used in investing activities                                                           (527,059)           (422,420)

Cash flows from financing activities:
      Principal payments under capital lease obligations                                               -             (45,901)
      Purchase of treasury stock                                                              (1,236,625)                  -
                                                                                           -----------------    -----------------
Net cash used in financing activities                                                         (1,236,625)            (45,901)
Net increase / (decrease) in cash and cash equivalents                                        (1,004,784)             20,082
Cash and cash equivalents, beginning of period                                                 7,529,824           5,615,017
                                                                                           -----------------    -----------------
Cash and cash equivalents, end of period                                                     $ 6,525,040         $ 5,635,099
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


2.  Common Stock Buy-Back Program

     On March 7, 1997 the Board of Directors of Lexington Global Asset Managers, Inc. authorized a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. In the first quarter of 1997, the Company repurchased 20,000 shares of its stock. In the second quarter, the Company repurchased 168,000 shares of its stock.


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

June 30, 1997 Compared to June 30, 1996

As anticipated, the Company's results in the first half reflect a smaller more profitable business after the sale of most of its West Coast operations in the third quarter of 1996. The remaining West Coast subsidiary, Lexington Capital Management, Inc., was merged into Lexington Management Corporation ("LMC") on December 31, 1996. The consolidated net income for the six months ended June 30, 1997 was $1.7 million, $0.30 per share, compared to $0.9 million, $0.17 per share for the first six months of 1996.

Total assets under management at June 30, 1997 were $3.4 billion compared to $3.2 billion at December 31, 1996 and June 30, 1996. Total revenues of $9.4 million are 16.8% below the first half of 1996 when the Company recorded revenues of $11.3 million. The West Coast operations recorded $1.6 million in revenues in the first half of 1997 and $3.5 million in the first half of 1996. Excluding the West Coast operations, total revenues of $7.8 million are even with the first half of 1996.

Net mutual fund management fees, the Company's largest revenue source, were even with the first half of 1996 at $5.5 million. Mutual fund assets under management have increased during the first half to $2.0 billion from the year earlier number of $1.8 billion. However, underlying the growth in assets under management is a shift from some of the Company's higher priced products
(precious metals and emerging markets) to some of the lower priced products (domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships).

Other management fees of $3.3 million are down $0.9 million from $4.2 million in the prior year period. The disposed West Coast operations account for $0.8 million of this decline. Similarly, commissions income declined to $0.1 million in the first half of 1997 from $1.2 million the first half of 1996 as a result of the disposal of the West Coast operations. Other income of $0.4 million is $0.1 million ahead of the first half of 1996 primarily reflecting earnings on the Company's investment accounts.

Total expenses of $7.0 million are $2.8 million below total expenses of $9.8 million in the first half of 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $0.8 million in the first half of 1997 compared to $3.4 million in the prior year period.

Total personnel costs of $4.4 million are $1.9 million lower than the $6.3 million recorded in the first half of 1996. A $2.0 million decline in West Coast personnel expenses was partially offset by a $0.1 million increase in LMC's personnel costs; LMC added personnel to support and service its remaining West Coast revenue stream. Selling and promotional costs of $0.6 million are $0.2 million below the $0.8 million in such costs in the year earlier, reflecting LMC's greater use of public relations to market its mutual funds, thereby reducing advertising and sales literature costs. General and administrative costs of $2.0 million are $0.7 million less than the prior year's figure of $2.7 million. Most of the decrease is attributable to the disposed West Coast operations; the remainder reflects the absence of certain legal and audit fees associated with the Company's reorganization which were recorded in the first quarter of 1996.

Profit before tax amounted to $2.4 million, up $0.9 million from the $1.5 million recorded in the first half of 1996. The provision for state and federal taxes increased $0.2 million to $0.7 million in the first half versus $0.5 million in the prior year period due to the increase in profit before tax. The Company has net operating loss carryforwards of approximately $5.3 million which are available to offset future taxable income which expire over the period 1998 through 2008.


Three Months Ended June 30, 1997 and 1996

The consolidated net income for the three months ended June 30, 1997 was $0.9 million, compared to $0.4 million for the second quarter of 1996.

Total revenues of $4.7 million are 16.1% below the second quarter of 1996 when the Company recorded revenues of $5.6 million. The West Coast operations recorded $0.8 million in revenues in the second quarter of 1997 and $1.7 million in the second quarter of 1996. Excluding the West Coast operations, total revenues of $3.9 million are even with the second quarter of 1996.

Net mutual fund management fees were even with the second quarter of 1996 at $2.8 million. Although assets under management are $0.2 billion higher at June 30, 1997 than at June 30, 1996, the growth in assets has occurred primarily in lower fee products. Other management fees of $1.7 million are down $0.4 million from $2.1 million in the prior year period. The disposed West Coast operations account for all of this decline. Similarly, commissions income declined from $0.5 million in the second quarter of 1996 to $37,000 in the second quarter of 1997 as a result of the disposal of the West Coast operations. Other income of $0.2 million is $0.1 million ahead of $0.1 million in the second quarter of 1996 and primarily reflects earnings on the Company's investment accounts.

Total expenses of $3.6 million are $1.3 million below total expenses of $4.9 million in the second quarter of 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $0.5 million in the second quarter of 1997 compared to $1.7 million in the prior year period.

Total personnel cost of $2.1 million are $1.1 million lower than the $3.2 million recorded in the second quarter of 1996. One million of this decline is attributable to the reorganized West Coast operations. Selling and promotional costs of $0.3 million are $0.1 million below the $0.4 million in such costs in the year earlier quarter, reflecting LMC's greater use of public relations to market its mutual funds, thereby reducing advertising and sales literature costs. General and administrative costs of $1.2 million are $0.1 million less than the prior year's figure of $1.3 million.

Profit before tax amounted to $1.2 million, up $0.4 million from the $0.8 million recorded in the second quarter of 1996. The provision for state and federal taxes decreased $0.1 million to $0.2 million in the second quarter versus $0.3 million in the prior year period due to temporary book/tax differences having the effect of reducing taxes.


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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.7 million and $4.5 million over the past three years primarily as a result of the Company's net income. Cash flow from operations amounted to $0.8 million in the first half of 1997; the major source of this cash was the Company's net income.

Net cash flows from investing activities have ranged between inflows of $0.4 million and outflows of $0.8 million over the past three years. For the first half of 1997, cash outflows from investing activities was $0.5 million. The principal uses of cash for investing activities in the first half of 1997 were the purchase of computer equipment and purchases of various securities related to the development of a new product for the Company.

Cash flows from financing activities consistently have been negative over the past three years. The Company does not at this time pay a dividend on its common stock. The most significant outflow has been the payment of a regular quarterly dividend to Piedmont, the Company's former parent. Net cash outflows from financing activities in the first half of 1997 of $1.2 million consisted of the purchase of 188,000 shares of the Company's stock recorded as treasury shares, which occurred in conjunction with the Company's previously announced share buyback program. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At June 30, 1997, the Company had $6.5 million of cash and cash equivalents.

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

LFD as a registered broker-dealer, has federal and state net capital requirements at June 30, 1997 of $5,000. The aggregate net capital of LFD was $0.3 million at June 30, 1997. Lexington Management Corporation, Market Systems Research Advisors, Inc. and Market Systems Research Inc., as registered investment advisors, must meet net capital requirements imposed at the federal and state levels.

Stockholders' equity on June 30, 1997 increased to $10.3 million from $9.8 million at December 31, 1996. This increase reflects the Company's earnings for the first half, less the purchase of the Company's stock recorded as treasury shares.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.


Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

    (a)  Date of Meeting:  May 15, 1997 Annual Meeting of Stockholders

    (b)  Matters voted on and number of affirmative/negative votes:

           1.  Election of Directors:
           William R. Miller, Lunsford Richardson, Jr., L. Richardson Preyer

           For All Directors:  5,279,658            Withheld Authority:  51,943

     2. Ratification of the selection of KPMG Peat Marwick L.L.P. as the independent auditors for the current calendar year.

           Votes:                   For              Against           Abstain
                                 5,325,409            1,464             4,728


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

       (27)  Financial Data Schedule for the six months ended June 30, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON GLOBAL ASSET MANAGERS, INC.


By:  /s/  Richard M. Hisey.
     --------------------------
     RICHARD M. HISEY
     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date:  8-13-97