Form 10-Q
period 1997-09-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1997-11-12
CIK 1001540

FORM 10-Q

                                            SECURITIES AND EXCHANGE COMMISSION

                                                  Washington, D.C. 20549

(Mark One)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 09-30-1997
                                                            OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997. Common Stock-$.01 Par Value Per Share Authorized 15,000,000 Shares 5,174,887 Shares Issued and Outstanding









LEXINGTON  GLOBAL  ASSET  MANAGERS,  INC.  AND  SUBSIDIARIES
 Part I.  Financial Information
 Item I. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               9/30/97           12/31/96
                                                             (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                      $ 1,725,720        $ 1,631,249
   Money market accounts                                       5,443,602          5,898,575
                                                         ----------------   ----------------
                                                               7,169,322          7,529,824
                                                         ----------------   ----------------

Receivables:
   Investment advisory and management fees                     1,360,728          1,161,473
   Due from funds and other                                      655,687            868,649
                                                         ----------------   ----------------
                                                               2,016,415          2,030,122
                                                         ----------------   ----------------
Marketable securities                                          1,753,174          1,205,350
Prepaid expenses                                               1,501,552            367,159
Prepaid taxes                                                      6,203             11,900
Furniture, equipment and leasehold improvements (net of
   accumulated depreciation and amortization)                  1,423,425          1,347,324
Intangible assets (net of accumulated amortization)              198,726            210,875
Deferred income taxes                                          2,091,717          3,131,842
Other assets                                                     207,716            243,120
                                                         ----------------   ----------------
        Total assets                                        $ 16,368,250       $ 16,077,516
                                                         ================   ================


Liabilities:
Accounts payable and other accrued expenses                  $ 3,803,583        $ 3,691,326
Deferred income                                                1,477,717          1,197,576
Federal income taxes payable                                     851,025          1,015,351
Other liabilities                                                  8,399              6,681
                                                         ----------------   ----------------
        Total liabilities                                      6,140,724          5,910,934
                                                         ----------------   ----------------
Minority interest                                                386,653            344,909

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                               54,879             54,879
Additional paid-in capital                                    21,501,516         21,501,517
Accumulated deficit                                           (9,435,147)       (11,734,723)
                                                         ----------------   ----------------
        Total paid-in capital and accumulated deficit         12,121,248          9,821,673
Less cost of treasury stock  (313,000 shares)                  2,280,375                  -
                                                         ----------------   ----------------
        Total stockholders' equity                             9,840,873          9,821,673
                                                         ----------------   ----------------

        Total liabilities and stockholders' equity          $ 16,368,250       $ 16,077,516
                                                         ================   ================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                        AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                         Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                             1997             1996               1997             1996

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
          $177,922,  $118,571,  $464,546,  and
          $376,531  from related parties)                  $ 2,951,283      $ 2,682,772        $ 8,443,777      $ 8,149,465
      Mutual fund commissions                                    9,406           16,839             38,481          206,365
      Other management fees (including approximately
         $693,538  $581,017 $1,968,713 and
         $1,713,069  from related parties)                   1,788,396        2,159,268          5,129,896        6,397,947
   Commissions income                                           51,670          533,338            121,141        1,691,057
   Other income                                                221,931          172,800            658,412          443,542
                                                        ---------------   --------------    ---------------  ---------------
       Total revenues                                        5,022,686        5,565,017         14,391,707       16,888,376
                                                        ---------------   --------------    ---------------  ---------------

Expenses:
   Salaries and other compensation                           2,197,855        2,993,037          6,568,937        9,311,640
   Selling and promotional                                     232,277          329,886            797,402        1,157,685
   Administrative and general                                1,403,256        1,619,902          3,406,399        4,174,432
                                                        ---------------   --------------    ---------------  ---------------
       Total expenses                                        3,833,388        4,942,825         10,772,738       14,643,757
                                                        ---------------   --------------    ---------------  ---------------
       Income before income taxes and minority interest      1,189,298          622,192          3,618,969        2,244,619

Gain on sale of subsidiaries                                         -          639,881                  -          529,881

Provision for income  taxes
   Current                                                     293,036          301,556            237,530          898,720
   Deferred                                                    250,429          279,319          1,040,125          224,947
                                                        ---------------   --------------    ---------------  ---------------
       Total provision                                         543,465          580,875          1,277,655        1,123,667
                                                        ---------------   --------------    ---------------  ---------------
       Income before minority interest                         645,833          681,198          2,341,314        1,650,833
Minority interest                                               17,009         (108,128)            41,744          (79,269)
                                                        ---------------   --------------    ---------------  ---------------
       Net income                                            $ 628,824        $ 789,326        $ 2,299,570      $ 1,730,102
                                                        ===============   ==============    ===============  ===============

Earnings per share
   Net income per share                                        $0.12            $0.14              $0.43            $0.31
                                                        ===============   ==============    ===============  ===============

   Average shares outstanding during the period              5,231,409        5,487,887          5,371,806        5,487,887
                                                        ===============   ==============    ===============  ===============





              The accompanying notes are an integral part of the condensed consolidated financial statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                  AND SUBSIDIARIES




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                                                Nine Months Ended Sept. 30,
                                                                                                   1997                    1996

Cash flows from operating activities:
Net income                                                                                      $ 2,299,570          $ 1,730,102
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                                                 243,802              346,647
      Unrealized appreciation on marketable securities                                             (274,079)             (86,151)
      Deferred income taxes                                                                       1,040,125              224,947
      Minority interest                                                                              41,744              (79,269)
Change in assets and liabilities
      Receivables                                                                                    13,707              395,897
      Prepaid expenses                                                                           (1,134,393)              14,515
      Prepaid taxes                                                                                   5,697               11,800
      Accounts payable and accrued expenses                                                         112,257             (849,228)
      Federal income taxes payable                                                                 (164,326)                 867
      Deferred management fees                                                                      280,141             (464,427)
      Other, net                                                                                     27,902               57,972
                                                                                           -----------------    -----------------
Net cash provided by operating activities                                                         2,492,147            1,303,672

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                                              (298,529)            (370,204)
      Purchases of intangibles                                                                            -               (7,225)
      Purchases of marketable securities                                                           (273,745)            (112,896)
      Sale of furniture and equipment                                                                     -              157,470
                                                                                           -----------------    -----------------
Net cash used in investing activities                                                              (572,274)            (332,855)

Cash flows from financing activities:
      Principal payments under capital lease obligations                                                  -              (67,521)
      Purchase of treasury stock                                                                 (2,280,375)                   -
                                                                                           -----------------    -----------------
Net cash used in financing activities                                                            (2,280,375)             (67,521)
Net increase / (decrease) in cash and cash equivalents                                             (360,502)             903,296
Cash and cash equivalents, beginning of period                                                    7,529,824            5,615,017
                                                                                           -----------------    -----------------
Cash and cash equivalents, end of period                                                        $ 7,169,322          $ 6,518,313
                                                                                           =================    =================

 The accompanying notes are an integral part of the condensed consolidated financial statements.


LEXINGTON GLOBAL ASSET MANAGERS, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:

     The interim financial information presented is unaudited. In the opinion of Lexington Global Asset Managers, Inc. (the "Company") management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim period have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.


2.  Common Stock Buy-Back Program

     On March 7, 1997 the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. Repurchases are to be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. In the first three quarters of 1997, the Company repurchased 313,000 shares of its stock for a total of $2,280,375.


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

September 30, 1997 Compared to September 30, 1996

As anticipated, the Company's results in the first nine months reflect a smaller more profitable business after the sale of most of its West Coast operations in the third quarter of 1996. The remaining West Coast subsidiary, Lexington Capital Management, Inc., was merged into Lexington Management Corporation ("LMC") on December 31, 1996. The consolidated net income for the nine months ended September 30, 1997 was $2.3 million, $0.43 per share, compared to $1.7 million, $0.31 per share for the first nine months of 1996. Included in the 1996 figures is a one time gain of $0.5 million ($0.09 per share) associated with the sale of the Company's non-asset management West Coast subsidiaries in the third quarter.

Total assets under management at September 30, 1997 were $3.8 billion compared to $3.2 billion at both December 31, 1996 and September 30, 1996. Total revenues of $14.4 million are 14.8% below the first nine months of 1996 when the Company recorded revenues of $16.9 million. The West Coast operations recorded $2.5 million in revenues in the first nine months of 1997 and $5.3 million in the first nine months of 1996. Excluding the West Coast operations, total revenues of $11.9 million increased $0.3 million compared to the first nine months of 1996.

Net mutual fund management fees, the Company's largest revenue source, increased $0.3 million to $8.4 million in the first nine months of 1997 compared to $8.1 million in the first nine months of 1996. Mutual fund assets under management have increased during the first nine months to $2.2 billion from the year earlier number of $1.8 billion. However, underlying the growth in assets under management is a shift from some of the Company's higher priced products
(precious metals and emerging markets) to some of the lower priced products (domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships).

Other management fees of $5.1 million are down $1.3 million from $6.4 million in the nine months ended September 30, 1996. The disposed West Coast operations account for $1.2 million of this decline. Similarly, commissions income declined to $0.1 million in the first nine months of 1997 from $1.7 million in the first nine months of 1996 as a result of the disposal of the West Coast operations. Other income of $0.7 million is $0.2 million ahead of the first nine months of 1996 primarily reflecting earnings on the Company's investment accounts.

Total expenses of $10.8 million are $3.9 million below total expenses of $14.7 million in the first nine months of 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $1.4 million in the first nine months of 1997 compared to $5.1 million in the prior year period.

Total personnel costs of $6.6 million are $2.7 million lower than the $9.3 million recorded in the first nine months of 1996. A $3.0 million decline in West Coast personnel expenses was partially offset by a $0.2 million increase in LMC's personnel costs; LMC added personnel to support and service its remaining West Coast revenue stream. Selling and promotional costs of $0.8 million are $0.4 million below the $1.2 million in such costs in the year earlier, reflecting LMC's greater use of public relations to market its mutual funds, thereby reducing advertising and sales literature costs. General and administrative costs of $3.4 million are $0.8 million less than the prior year's figure of $4.2 million. Most of the decrease is attributable to the disposed West Coast operations; the remainder reflects the absence of certain legal and audit fees associated with the Company's reorganization which were recorded in the first quarter of 1996.

Profit before tax amounted to $3.6 million, up $0.8 million from the $2.8 million recorded in the first nine months of 1996. The provision for state and federal taxes increased $0.2 million to $1.3 million in the first nine months versus $1.1 million in the prior year period due to the increase in profit before tax. The Company has net operating loss carryforwards of approximately $5.6 million which are available to offset future taxable income which expire over the period 1998 through 2008.

Three Months Ended September 30, 1997 and 1996

The consolidated net income for the three months ended September 30, 1997 was $0.6 million, compared to $0.8 million for the third quarter of 1996. Included in the 1996 figure is a one-time gain of $0.6 million associated with the sale of the Company's non-asset management West Coast subsidiaries in the third quarter.

Total revenues of $5.0 million are 10.7% below the third quarter of 1996 when the Company recorded revenues of $5.6 million. The West Coast operations recorded $0.9 million in revenues in the third quarter of 1997 and $1.9 million in the third quarter of 1996. Excluding the West Coast operations, total revenues of $4.1 million are $0.4 million ahead of the prior year period.

Net mutual fund management fees of $3.0 million are $0.3 million above $2.7 million in the prior year period. Assets under management are $429 million higher at September 30, 1997 than at September 30, 1996. Other management fees of $1.8 million are down $0.4 million from $2.2 million in the prior year period. The disposed West Coast operations account for all of this decline. Similarly, commissions income of $0.1 million declined from $0.5 million in the third quarter of 1996 as a result of the disposal of the West Coast operations. Other income of $0.2 million is even with the third quarter of 1996.

Total expenses of $3.8 million are $1.1 million below total expenses of $4.9 million in the third quarter of 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $0.6 million in the third quarter of 1997 compared to $1.7 million in the prior year period.

Total personnel costs of $2.2 million are $0.8 million lower than the $3.0 million recorded in the third quarter of 1996. The decline of $0.8 million is attributable to the reorganized West Coast operations. Selling and promotional costs of $0.2 million are $0.1 million below the $0.3 million in such costs in the three months ended September 30, 1996, reflecting LMC's greater use of public relations to market its mutual funds, thereby reducing advertising and sales literature costs. General and administrative costs of $1.4 million are $0.2 million less than the prior year's figure of $1.6 million due to the write-off of a loan recorded by Piedmont Asset Advisors in the third quarter of 1996.

Profit before tax amounted to $1.2 million, down $0.1 million from the $1.3 million recorded in the third quarter of 1996. The provision for state and federal taxes decreased $37,000 in the third quarter of 1997 due to a decrease in profit before taxable income.


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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.7 million and $4.5 million over the past three years primarily as a result of the Company's net income. Cash flow from operations amounted to $2.5 million in the first nine months of 1997; the major source of this cash was the Company's net income.


Net cash flows from investing activities have ranged between inflows of $0.4 million and outflows of $0.8 million over the past three years. For the first nine months of 1997, cash outflows from investing activities was $0.6 million. The principal uses of cash for investing activities in the first nine months of 1997 were the purchase of computer equipment and purchases of various securities.

Cash flows from financing activities consistently have been negative over the past three years. Historically, the most significant outflow has been the payment of a regular quarterly dividend to Piedmont Management Company, the Company's former parent. The Company does not at this time pay a dividend on its common stock. Net cash outflows from financing activities in the first nine months of 1997 of $2.3 million consisted of the purchase of 313,000 shares of the Company's stock recorded as treasury shares, which occurred in conjunction with the Company's previously announced share buyback program. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At September 30, 1997, the Company had $7.2 million of cash and cash equivalents.

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

Lexington Funds Distributor, Inc. as a registered broker-dealer, has federal and state net capital requirements at September 30, 1997 of $5,000. The aggregate net capital of LFD was $0.3 million at September 30, 1997. Lexington Management Corporation, Market Systems Research Advisors, Inc. and Market Systems Research Inc., as registered investment advisors, must meet net capital requirements imposed at the federal and state levels.
Stockholders' equity on September 30, 1997 was even with December 31, 1996 at $9.8 million. Stockholders' equity reflects the Company's earnings for the first nine months, less the purchase of the Company's stock recorded as treasury shares.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.

Year 2000

The Company, like most commercial and financial institutions, is working to assure that its operating and processing systems will along with those of its service providers, continue to function when the year 2000 arrives. The Company has developed and implemented a comprehensive plan to complete all internal system conversions by the end of 1998. A significant part of the plan involves upgrading current software to newer versions which are fully Year 2000 compliant. To date most of the Company's current software systems are fully compliant. Based on this plan, it is estimated that incremental expenses to the Company for the Year 2000 project will be nominal. In addition, the Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. Based on their progress, we feel confident that the outside vendors will achieve compliance in 1998.



Part II.  Other Information


Item 1.  Legal Proceedings

None


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

       (27)  Financial  Data  Schedule for the nine months ended  September  30,
1997.



                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON GLOBAL ASSET MANAGERS, INC.


By:  /s/  Richard M. Hisey
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date:  11-12-97