Form 10-K
period 1997-12-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1998-03-27
CIK 1001540

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One) |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The number of shares outstanding of the registrant's voting Common Stock and the aggregate market value of such Common Stock held by non-affiliates on March 12, 1998 was as follows:

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          5,174,887 Shares Outstanding
                       Aggregate Market Value $22,169,596

Document Incorporated by Reference.

Registrant's Proxy Statement for Annual Meeting of Stockholders to be held May 13, 1998 is incorporated by reference into Part III of this Filing.




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

Item 1. Business
          HISTORY AND BUSINESS OF LEXINGTON GLOBAL ASSET MANAGERS, INC. Lexington Global Asset Managers, Inc. (the "Company") was incorporated in
Delaware in September 1995 as a holding company that offers, through its subsidiaries, a variety of asset management and related services to retail investors, institutions and high net worth individuals.
      Prior to the spin-off of the Company on December 13, 1995 (the "Spin-off"), the Company was a wholly-owned subsidiary of Piedmont Management Company Inc. ("Piedmont"), a Delaware corporation. Pursuant to the Spin-off, Piedmont contributed to the Company all of its subsidiaries engaged in the asset management business and distributed to each Piedmont stockholder one share of Common Stock of the Company for each share of Piedmont common stock held by such stockholder. The Spin-off resulted in 100% of the Common Stock of the Company being distributed to Piedmont stockholders.
    The Company manages portfolios of equity, balanced, fixed income, mortgage-backed and money market investments, which are designed to meet a broad range of investment objectives.
     At December 31, 1997 total assets under management amounted to $3.5 billion, with $1.9 billion in mutual funds, $1.1 billion in institutional accounts and $0.5 billion in private client accounts. The Company's client base consists of approximately 180,000 mutual fund shareholder accounts, approximately 20 institutional accounts, and approximately 620 private client accounts. The tables below set forth the Company's total assets under management in each of its three major markets at the dates indicated and the Company's total assets under management by type of investment.



                               Asset Composition By Market (1)
                                    (Dollars in Thousands)

                                                        December 31,
                              -----------------------------------------------------------------
                                  1997         1996         1995         1994         1993
Mutual Funds                    $1,896,293   $1,797,238   $1,517,260   $1,501,668   $1,309,267
Institutional                    1,109,339    1,047,244    1,134,080    1,472,122    1,549,777
Private Clients                    467,072      360,226      428,434      421,204      460,756
                              -----------------------------------------------------------------
     Total                      $3,472,704   $3,204,708   $3,079,774   $3,394,994   $3,319,800
                              =================================================================


                                Revenue Composition by Market
                                    (Dollars in Thousands)

                                                        December 31,
                              -----------------------------------------------------------------
                                     1997         1996         1995         1994         1993
Mutual Funds                       $11,223      $10,724       $9,789      $10,092       $5,890
Institutional                        3,634        3,520        4,254        4,518        4,500
Private Clients                      3,410        2,953        4,774        5,123        4,916
                              -----------------------------------------------------------------
     Total                         $18,267      $17,197      $18,817      $19,733      $15,306
                              =================================================================

                           Asset Composition By Type of Investment
                                    (Dollars in Thousands)
                                                        December 31,
                              -----------------------------------------------------------------
                                   1997         1996         1995         1994         1993
Domestic Equity                 $1,704,426   $1,329,087   $1,172,710   $1,096,988   $1,274,390
Foreign Equity                     850,274      807,962      699,842      696,882      578,008
                              -----------------------------------------------------------------
     Subtotal (2)                2,554,700    2,137,049    1,872,552    1,793,870    1,852,398
Precious Metals (3)                118,416      201,295      273,411      347,023      277,573
Fixed Income                       634,029      668,841      712,830      976,104      977,396
Money Market Funds                 165,559      196,212      220,981      277,997      212,433
                              -----------------------------------------------------------------
     Total                      $3,472,704   $3,203,397   $3,079,774   $3,394,994   $3,319,800
                              =================================================================

----------------------
(1)  Included in the  institutional  assets under management are invested assets
     of  members  of  the   Richardson   Family   (defined   below,   see  "Risk
     Factors---Substantial   Stockholders"),   principal   stockholders  of  the
     Company,  and certain other related  persons,  which assets at December 31,
     1997 were valued at  approximately  $842 million.  The fees charged for the management  of such assets are based upon  standard fee  schedules  and are comparable with the fees charged to unaffiliated accounts.
(2) Excludes precious metal equities.
(3) Precious Metals includes precious metals and precious metal equities.

The following illustrates the structure of the Company as of December 31, 1997.

Lexington Global Asset Managers, Inc.
     Lexington Management Corporation                  (100%)
     Lexington Funds Distributor, Inc.                 (100%)
     Market Systems Research Advisors, Inc.            (65%)
          Market Systems Research, Inc. (100% owned
          by Market Systems Research Advisors, Inc.)
     Piedmont Asset Advisors, Inc.                     (51%)





     The subsidiaries of the Company can be divided into its core business (Lexington Management Corporation ("LMC") and Lexington Funds Distributor, Inc. ("LFD"), the "Core Business"), which business generates most of the Company's revenues and profits, and its other subsidiaries, which generate the remainder of the Company's revenues and profits. On September 30, 1996, the Company sold four subsidiaries, LCM Financial Services Inc. ("LFSI"), Lexington Capital Management Associates, Inc. ("LCMA"), Lexington Plan Administrators ("LPA"), and LCMI Insurance Services ("LCMII") to Berkeley (USA) Holdings Limited, a company formed by the CEO of these subsidiaries and the U.S. unit of London Pacific Group Limited. The Company recorded a one-time gain of $0.5 million on the sale. On December 31, 1996, another subsidiary, Lexington Capital Management Inc. ("LCM") was merged into LMC.

    The revenues of the Company consist primarily of management fees based on the value of assets under management and commissions associated with the direct sales of mutual fund products.

     The tables below set forth the Company's assets under management in and revenues from each of these two segments:

                                             Assets Under Management
                                              (Dollars in Thousands)

                                                                        December 31,
                                           ------------------------------------------------------------------------
                                                  1997          1996           1995          1994          1993
LMC and LFD (1)                                $3,327,774    $2,720,094     $2,556,750    $2,874,412    $2,751,602
Other Subsidiaries (2)                            144,930       483,303        523,024       520,582       568,198
                                           ------------------------------------------------------------------------
     Total                                     $3,472,704    $3,203,397     $3,079,774    $3,394,994    $3,319,800
                                           ========================================================================

                                                     Revenues
                                              (Dollars in Thousands)
                                                                        December 31,
                                           ------------------------------------------------------------------------
                                                    1997          1996           1995          1994          1993
LMC and LFD (1)                                   $17,976       $14,384        $14,178       $14,796       $10,549
Other Subsidiaries                                  1,001         6,427          7,108         7,883         7,521
                                           ------------------------------------------------------------------------
     Total                                        $18,977       $20,811        $21,286       $22,679       $18,070
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




Primary Markets and Strategy for Growth

Markets

The Company's business strategy is targeted at three large market segments:

          Mutual Funds--The Company, through its subsidiaries, markets, promotes, and distributes the Lexington family of 17 mutual funds (the "Lexington Funds") providing a variety of investment choices for the retail investor,
     financial planner and intermediary, and the defined benefit and defined contribution marketplace, including the rapidly growing 401(k) market. In addition, the Company, through its subsidiaries, acts as a subadvisor and /or administrator to four mutual funds.

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

Mutual Funds

     Background. The mutual fund industry has expanded rapidly in the last several years. According to the Investment Company Institute, the trade association for investment companies, total assets of U.S. mutual funds have increased from $3.5 trillion at December 31, 1996 to $4.5 trillion at December 31, 1997, a growth rate of approximately 27% for the year.

     In the mutual fund industry, mutual funds may be sold to investors with a sales charge or a commission (a "load" fund) or without a sales charge or a commission (a "no-load" fund). Of the seventeen Lexington Funds, fifteen are no-load funds and two are load funds. In addition, all four of the funds to which the Company acts as a subadvisor and/or administrator are load funds. Mutual funds may also be either closed-end or open-end. Generally, closed-end funds raise money from stockholders only once, unlike an open-end fund which issues and redeems shares of the fund on a continuous basis. In addition, unlike open-end mutual funds, closed-end funds do not stand ready to redeem their shares at net asset value. Instead, stockholders wishing to sell their shares must do so by trading them on a national securities exchange or in the over-the-counter market, at a price determined by the market, which may be higher or lower than the fund's net asset value. All of the Company's mutual funds are open-end funds.

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

     Investment Products and Services. The Company has developed the Lexington family of 17 mutual funds which are managed, marketed and distributed under the Lexington name through Lexington Management Corporation and Lexington Funds Distributor, Inc. The Lexington Funds are designed to provide a variety of investment options for retail investors, financial planners and intermediaries, and for the defined benefit and defined contribution marketplace, including the 401(k) market. These funds have been selected for inclusion in various no fee transaction broker programs, such as the Charles Schwab Mutual Fund OneSource(R) program.

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

    The Company, through its subsidiaries, offers subadvisory and/or administration services to other mutual funds. Such services, which are currently used by four unaffiliated mutual funds with total assets under management of $340.4 million at December 31, 1997, include investment management and mutual fund administration services. Mutual fund administration services provided by the Company are principally in the areas of accounting, pricing, compliance and marketing support.

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

     The Company believes that with focused market research efforts it can identify demographic and industry trends relevant to the growth of the mutual fund business and thereby develop products to meet emerging needs and opportunities. For example, the Company launched the Lexington Global Fund, Inc. in March 1987 after the Company's research indicated that international investing was an emerging investment trend which offered the potential for reduced risk and higher expected returns through global diversification. Furthermore, the Company believes that its smaller relative size in the mutual fund industry provides it with a competitive advantage by enabling the Company to capitalize upon trends more quickly than its competitors. As another example, in 1996, the Company launched the Lexington Troika Dialog Russia Fund, the first open-end fund in the United States devoted to Russian equities. In 1997, this fund grew almost ten fold in assets to become one of the Company's largest mutual funds under management.

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

Institutional Market

      Background. The market for institutional clients includes corporate, government and multi-employee (Taft Hartley) pension plans, charitable endowments and foundations, insurance company general accounts, and defined contribution and 401(k) plans. According to the 1997 Money Market Directory of Pension Funds (including 401(k) plans), the institutional market represented over $4.7 trillion in total assets under management, including defined benefit plan assets, endowments and foundations.

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

     The Company believes that the 401(k) market is of key interest. According to Pensions and Investments, assets in the 401(k) market, where investment decisions are made by the individual, will surpass the assets in the private pension system. The 401(k) market, according to Bernstein Research, is expected to grow at an average annual rate of 15% over the next several years. The Company is targeting the 401(k) market as a key growth market by participating in administrative alliances and various discount broker programs which target the defined contribution and 401(k) market.

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

    The Lexington Troika Dialog Russia Fund, Inc. has a joint management arrangement with Troika Dialog Asset Management, ZAO, a Russian Closed Joint Stock Company, established in 1991. Troika Dialog Asset Management, a pioneer in the development of Russia's securities markets, is a subsidiary of the largest brokerage firm in Russia.

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

   The average account size of the Company's private clients is $753,000. With approximately 620 private clients, the Company's clients are generally heads of households in their mid-40s to 60s with a high proportion of their wealth in liquid assets.

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




LMC and LFD

    LMC and LFD, both located in Saddle Brook, New Jersey, form the core business of the Company generating approximately 95% of revenues in 1997. LMC and its predecessors have been active in the investment management business since 1938. LMC provides products and services for institutional clients including corporate, government and Taft Hartley pension plans, charitable endowments and foundations, insurance company general and separate accounts and defined contribution and 401(k) plans. The Company's private client business is also conducted primarily through LMC. LMC targets accounts in this market with up to $5 million to invest, which accounts typically include wealthy individuals and smaller institutional accounts, including foundations, not-for-profit corporations, pension plans and employee benefit plans.

   LMC and LFD are responsible for managing, servicing, marketing and distributing the Lexington Funds to financial intermediaries and the retail market. The Lexington Funds are designed to provide a variety of investment options for retail investors, financial planners and intermediaries, and for the defined benefit and defined contribution marketplace, including the 401(k) market. The Lexington Funds include equity, balanced, fixed income, mortgage-backed and money market funds. The geographical orientation of the Lexington Funds range from domestic to international to global.

     Certain funds specialize in specific industries or sectors, such as precious metals and natural resources, but most are broadly diversified. Currently, the Lexington Funds have approximately 180,000 shareholders. Of the seventeen Lexington Funds, two are load funds and fifteen are no-load funds. Investment advisory services, as well as management research and statistical services, are provided to each fund by LMC and LFD. As compensation for such services, the mutual funds pay a fee which is based upon average net assets under management. These fees are limited by certain statutory limitations on fund expenses.

     LMC also acts as a sub-advisor and/or administrator to four open-end mutual funds, all of which are load funds.

     The following table sets forth the assets for each of the five years ended December 31, 1997 of each of the Lexington Funds and for each fund to which LMC and LFD provides subadvisory and/or administration services.

                                                    Fund Assets (1)
                                                 (Dollars in Thousands)
                                                                                     December 31,
                                                               ----------------------------------------------------------
                                                                   1997       1996        1995        1994       1993
Domestic Equity*
Lexington Growth & Income Fund                                   $228,058    $200,231    $138,840   $124,292    $134,494
Lexington Corporate Leaders Trust Fund                            476,405     384,990     247,560    152,990     142,798
London Pacific Corporate Leaders                                    3,506       1,311           -          -           -
Lexington Natural Resources Trust                                  65,320      37,896      16,962     13,620       5,272
Lexington SmallCap Value Fund, Inc.                                 9,578       8,056           -          -           -
                                                               ----------------------------------------------------------
     Total Domestic Equity                                       $782,867    $632,484    $403,362   $290,902    $282,564
                                                               ----------------------------------------------------------
Fixed Income*
Lexington Money Market Trust                                      $94,349     $97,680     $88,961   $110,811     $94,790
Lexington Short-Intermediate Government
  Securities Fund, Inc. (2)                                             -           -           -      5,799       7,718
Lexington GNMA Income Fund, Inc.                                  157,608     133,660     130,735    132,362     149,951
Lexington Ramirez Global Income Fund (3)                           23,569      28,992      10,754     10,578      14,573
Lexington Tax Free Money Fund, Inc. (4)                                 -      26,528      28,203     37,531      41,187
Lexington Convertible Securities Fund                              10,350      11,208      11,634      8,021       8,317
SBL Fund Series K (5) (6) (7)                                      14,445      11,755       5,684          -           -
Security Income Fund-Global Aggressive
  Bond Series (5) (6) (7)                                           6,269       4,915       4,409          -           -
                                                               ----------------------------------------------------------
     Total Fixed Income                                          $306,590    $314,738    $280,380   $305,102    $316,536
                                                               ----------------------------------------------------------
Global International Equity *
Lexington Worldwide Emerging Markets Fund, Inc. (8)              $137,988    $256,532    $260,423   $288,511    $227,464
Lexington Global Fund, Inc.                                        35,088      37,216      53,635     67,353      87,044
Lexington Emerging Markets Fund, Inc.                              24,061      21,581       7,840      4,598           -
Lexington International Fund, Inc.                                 19,950      18,891      17,855     17,811           -
Lexington Crosby Small Cap Asia Growth Fund                        13,986      25,246       8,900          -           -
SBL Fund Series D (5) (6) (7)                                     285,864     246,908     177,935    147,028      97,863
Parkstone Advantage International Discovery Fund (7)                    -           -      11,649      9,501       6,325
Security Equity Fund-Global Series (5) (6) (7)                     33,834      28,543      21,870     23,839      13,898
Lexington Troika Dialog Russia Fund (9)                           137,649      13,804           -          -           -
                                                               ----------------------------------------------------------
     Total Global/International Equity                           $688,420    $648,721    $560,107   $558,641    $432,594
                                                               ----------------------------------------------------------
Precious Metal Equity*
Lexington Goldfund, Inc.                                          $53,945    $109,215    $136,361   $158,846    $159,483
Lexington Strategic Investments Fund, Inc. (7)                     20,760      43,702      76,280    138,164      84,465
Lexington Strategic Silver Fund, Inc. (7)                          43,711      48,378      60,770     50,013      33,625
                                                               ----------------------------------------------------------
     Total Precious Metal Equity                                 $118,416    $201,295    $273,411   $347,023    $277,573
                                                               ----------------------------------------------------------
     Total Funds                                               $1,896,293  $1,797,238  $1,517,260 $1,501,668  $1,309,267
                                                               ==========================================================

--------------------------------------------------------
(1) Each of the funds listed is an open-end fund.  Unless  otherwise  indicated, each of the funds is a no-load fund.
(2) Fund  liquidated in December 1995.
(3) Fund  changed  objective  from  tax-exempt  bond fund to global  income  fund on
    January 3, 1995.
(4) Fund liquidated in August 1997.
(5) Fund sponsored by Security Benefit Life Insurance Company.
(6) Fund to which the Company,  through its subsidiaries,  provides  subadvisory and administration  services.
(7) Load fund.
(8) Fund changed  objective from
    growth fund to emerging markets growth fund in June 1991.
(9) Fund commenced operations in June 1996.


*       Of each of the Company's four market segments,  Domestic  Equity,  Fixed
        Income, Global/International Equity and Precious Metal Equity, invested assets held by the Richardson Family constituted 33.2%, 22.8%, 10.8% and 0%, respectively, of the total assets under management with respect to each segment.





Other Subsidiaries

At December 31, 1997, the Company had 2 subsidiaries in addition to LMC and LFD:
Market Systems Research Advisors, Inc. ("MSR") and Piedmont Asset Advisors L.L.C. ("PAA").
MSR, MSRI--New York, New York.
     MSR provides professional portfolio management services to investors through the use of proprietary quantitative price momentum stock selectivity models. MSR offers investment advisory services to accounts within the Lexington organization and to other clients. MSR publishes a monthly research report through a subsidiary company, Market Systems Research, Inc. ("MSRI"), which is marketed to other investment advisory companies. MSR is owned 65% by the Company and 35% by Frank A. Peluso, a principal employee who also serves as President and a Director of the Company.

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

          (43%) The Lexington Family of No Load Mutual Funds are sold through direct sales and marketing efforts utilizing print, radio and television advertising.

          (33%) The Company also has shareholder servicing arrangements with discount brokers, including Charles Schwab Mutual Fund OneSource(R) , Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection and First Trust Corporation. The Company also has a number of its funds included in strategic alliances and "wrap" programs, which will offer greater distribution opportunities in the future. At December 31, 1997, approximately $642 million, or 33%, of LMC's total mutual fund assets have been generated through these named shareholder servicing arrangements. Under these shareholder servicing arrangements, the discount broker, which sells, markets and distributes many mutual funds other than the Lexington Funds is paid a fee for recordkeeping, shareholder communications and other services provided by the discount broker to investors purchasing shares of the Lexington Funds through the discount broker's programs. This fee is typically based on the average daily value of the investments in each Lexington Fund made by the discount broker on behalf of investors participating in the discount broker's program. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets. The loss of any one or more of these shareholder servicing arrangements may materially adversely affect the Company's results of operations. The Company's ability to gain and maintain access to these distribution channels is largely dependent on the investment performance of the Company's products, the development of new investment products, marketing and pricing strategies that serve the needs of investors and discount brokers and the level of service provided by the Company. Although the Company historically has been successful in these aspects of its business, there can be no assurance that the Company can continue to maintain such access for its products.

         (4%) The Lexington Strategic Funds, which are precious metal stock funds, as well as funds sponsored by Security Benefit Life Insurance Company are sold with a sales charge through broker-dealers and directly by LFD.

         (20%) The Lexington Funds are also sold through banks and insurance companies.

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

Competition

    The asset management business is highly competitive. The Company competes with a large number of other domestic and foreign asset management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Company typically competes with other firms offering comparable investment services and objectives. In December 1997, there were approximately 10,400 asset management firms nationwide that compete in some or all of the Company's markets. According to The Money Market, Directory of Pension Funds and their Investment Managers, the Company ranked among the top 380 largest of investment counsel firms, as measured by total assets under management at December 1997. As a result, some of the financial services companies with which the Company competes have substantially greater resources and assets under management than the Company and offer a wider variety of products and services.

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

Personnel

    At December 31, 1997, the Company employed approximately 97 people. Approximately 90, 3, 1, and 3 were located in Saddle Brook, New Jersey; Gold River, California; Dallas, Texas; and New York, New York, respectively. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

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

     As of December 31, 1997, approximately $642 million, or 33% , of the Company's total mutual fund assets have been generated through shareholder servicing arrangements with five discount brokers; Charles Schwab Mutual Fund OneSource(R) , Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection, and First Trust Corporation. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets under management. The loss of any one or more of these arrangements could materially adversely affect the Company's results of operations.

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

Global/International and Precious Metal Equity Mutual Fund Holdings

    At December 31, 1997, approximately $1.0 billion, or 27.9%, of the Company's total assets under management were invested in global/international and precious metal equities. Many foreign markets, especially emerging markets and markets where precious metals are mined, may be characterized by volatile economic, political and social conditions. Many of these countries have also experienced significant exchange rate fluctuations between the local currencies and the U.S. dollar which may subject the U.S. dollar value of the Company's assets under management in global/international and precious metal equities to currency translation risk, which could materially adversely affect the Company's results of operations. The markets in such countries may also be less liquid and less efficient than domestic markets. While the Company believes international investing offers the potential for reduced risk and higher expected returns through global diversification, fluctuations in foreign markets may have a material adverse effect on the value of the assets under management in the Company's global/international and precious metal equities.

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

     The Company has reserved 750,000 shares of common stock for issuance to key employees under the Long Term Incentive Plan established in 1995. The plan provides for the granting of stock options, stock appreciation rights and other stock-based performance awards to employees.

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

Company Buy-Back Program

     On March 7, 1997, the Company announced a share repurchase program of up to 750,000 shares of its common stock. Repurchases are to be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan has a term of three years. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375.


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

     At December 31, 1997 the Company also managed approximately $842 million in invested assets of the Richardson Family and certain other related persons which represent approximately 24.3% of the Company's total assets under management at such date. The fees charged for the management of such assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts. While the Company believes that it will continue to manage these assets, no assurance can be given with respect to the continued management of these assets. The loss of such assets would materially adversely affect the Company's results of operations.

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

    In addition to the above leases, the Company leases equipment on a long-term or month-to-month basis, which rental expense was $112,123 in 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Date of Meeting:  May 15, 1997 Annual Meeting of Stockholders

(b) Matters voted on and number of affirmative/negative votes:
    1.  Election of Directors:
        William R. Miller, L. Richardson Preyer, Lunsford Richardson, Jr.

    For All Directors:  5,279,658      Withheld Authority:  51,943

2. Other Directors whose term of office as a director continued after the May 15, 1997 meeting:
    Sion A. Boney, III, Robert M. DeMichele, Haynes G. Griffin, Peter L. Richardson, Stuart Smith Richardson
    Carl H. Tiedemann, Marion A. Woodbury

3. Ratification of the selection of KPMG Peat Marwick LLP as the independent auditors for the current calendar year.

                  Votes:       For              Against           Abstain
                            5,325,409           1,464              4,728



                                            PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol LGAM. The quarterly range of prices of the Company's Common Stock as reported by the NASDAQ National Market System were as follows:
                                 1997                               1996
                           High         Low                  High         Low

First                  $ 7.125      $ 5.875              $ 4.906      $ 3.625
Second                 $ 7.000      $ 5.875              $ 6.500      $ 4.375
Third                  $ 9.500      $ 6.875              $ 5.500      $ 4.250
Fourth                $ 10.125      $ 8.000              $ 7.313      $ 5.000



On March 7, 1997, the Company announced a share repurchase program of up to 750,000 shares of its common stock. Repurchases are to be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan has a term of three years. During the year the Company repurchased 313,000 shares of its stock for a total of $2,280,375.

     The payment of any dividends will depend, among other things, upon the Company's earnings, assets and general financial condition, and upon other relevant factors.

       As of  December  31,  1997,  there  were 641  holders of record of Common
Stock.

Item 6.  Selected Financial Data

                                                              Year Ended December 31,
                                          -----------------------------------------------------------------
                                                1997         1996         1995         1994         1993
                                                       (000's omitted except per share data)
                                                                                                 (Unaudited)
Results of Operation:
      Total revenues (1)                       $18,977      $20,811      $21,286      $22,680      $18,070
      Total expenses                            15,312       17,684       18,965       17,576       15,963
      Provision for taxes                        1,208        1,270          700        2,059          977
      Net income                                 2,397        2,475        1,579        2,990        1,145

Per Share Data:
      Basic per share                            $0.45        $0.45        $0.29        $0.55        $0.21
      Diluted Earnings per share                 $0.45        $0.45        $0.29        $0.55        $0.21

Financial Position:
      Total assets                             $17,433      $16,078      $14,774      $13,646      $10,867
      Total liabilities                          6,938        5,911        6,994       16,201       15,012
      Total stockholders"  equity (deficit)     10,090        9,822        7,347       (2,908)      (4,346)

(1) Decrease in revenue from 1996 is attributable to the sale of four subsidiaries, LFSI, LCMA, LPA, LCMII to Berkeley USA Holdings Limited and
       U.S. unit of London Pacific Group on September 30, 1996.




(a) Exhibits. (27) Financial Data Schedule for the twelve months ended December 31, 1997.







Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The consolidated net income in 1997 was $2.4 million, $0.45 per share, compared to net income of $2.5 million, $0.45 per share in 1996. Included in the 1996 results is a one-time pre-tax gain of $0.5 million ($0.09 per share) from the sale of four of the Company's West Coast subsidiaries. On September 30, 1996, the Company sold four of the California subsidiaries: LCMA, LFSI, LPA, and LCMII, to a company formed by the CEO of the subsidiaries and the U.S. unit of London Pacific Group Limited, Berkeley (USA) Holdings Limited. On December 31, 1996, LCM was merged into LMC.

     A further discussion and analysis of results of operations follows.

1997 Compared with 1996

The consolidated net income in 1997 was $2.4 million, $0.45 per share, compared to net income of $2.5 million, $0.45 per share in 1996. Included in the 1996 results is a one-time pre-tax gain of $0.5 million ($0.09 per share) from the sale of four of the Company's West Coast subsidiaries. On September 30, 1996, the Company sold four of the California subsidiaries: Lexington Capital Management Associates ("LCMA"), etc. On December 31, 1996, the remaining West Coast subsidiary, Lexington Capital Management ("LCM") was merged into Lexington Management Corporation ("LMC"), the Company's principal operating subsidiary.

Total assets under management at December 31, 1997 were $3.5 billion compared to $3.2 billion at December 31, 1996. Each of the Company's three primary served markets, (Mutual Funds, Private Client, and Institutional), contributed $0.1 billion to the growth in assets. Both the Private Client and Institutional segments, which are primarily invested in the U.S. bond and equity markets, experienced growth in assets through superior performance results associated with the relatively strong U.S. capital markets in 1997. Mutual fund assets under management grew primarily through net cash inflows of $0.2 billion. One of the Company's newer products, the Lexington Troika Dialog Russia Fund, experienced net cash inflows of approximately $150 million in 1997 due to superior investment performance (ranked number one among emerging markets funds tracked by Lipper Analytical Services, Inc. and as the number four fund in the Overall Lipper Equity Fund Universe (4,883 funds)); one of the Company's older products, the Lexington Corporate Leaders Trust Fund contributed over $100 million in net positive cash flow due primarily to its superior long term track record and the U.S. equity markets. Although not as significant from a cash flow standpoint, the Company enjoyed superior investment performance from a number of its other products, including the Lexington GNMA Income Fund (number one fund among GNMA Funds tracked by Lipper Analytical Services, Inc.) and the Lexington Natural Resources Trust (which was the number one natural resources fund in the variable insurance products category according to Lipper Analytical Services, Inc.). In contrast, the Lexington Worldwide Emerging Markets Fund experienced net cash outflows of approximately $100 million in 1997 due to lower quartile performance and a disaffection with emerging markets on the part of investors due to turmoil in the Asian economies and capital markets. The Asian "contagion" significantly affected performance in a number of the Company's mutual funds and was a contributing factor to net depreciation of $0.1 billion for the mutual fund group as a whole. In short, mutual fund asset growth amounted to $0.1 billion and was comprised of net cash inflow of $0.2 billion partially offset by net depreciation of $0.1 billion.

Total revenues of $19.0 million are 8.7% below 1996 when the Company recorded revenues of $20.8 million. Revenues from the West Coast operations which were reorganized and partially disposed of in 1996, amounted to $3.4 million in 1997 and $5.6 million in 1996. Excluding the West Coast operations, total revenues of $15.5 million were $0.3 million above the $15.2 million recorded in 1996.

Net mutual fund management fees, the Company's largest revenue source, increased $0.5 million to $11.2 million in 1997 compared to $10.7 million in 1996. These revenues increased as a result of the growth in mutual fund assets under management. However, underlying the growth in assets under management is a shift in assets under management from some of the Company's higher priced products (emerging markets and precious metals) to some of the lower priced products
(domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships). This shift occurred as a result of relative investment performance and changing investor preferences which toward the end of the year favored U.S. capital markets over some of the foreign markets, particularly the emerging markets.

Mutual fund commissions of $63 thousand were less than the $216 thousand recorded in 1996 because sales of the Company's two products with sales loads decreased as a result of declining investor interest in precious metals mutual funds.

Other management fees of $7.0 million are down $0.4 million from $7.4 million in 1996. The disposed West Coast operations account for all of this decline. Similarly, commissions income declined to $0.2 million in 1997 from $1.7 million in 1996 as a result of the disposal of the West Coast operations. Other income of $0.5 million is $0.2 million below the 1996 figure of $0.7 million due to the weaker performance of some of the Company's investments in the Lexington Funds which were adversely affected by the turmoil in the Asian markets. Total expenses of $15.3 million are $2.4 million below total expenses of $17.7 million in 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $2.3 million in 1997 compared to $5.3 million in the prior year period.

Total personnel costs of $9.0 million are $2.2 million lower than the $11.2 million recorded in 1996. A $2.8 million decline in West Coast personnel expenses was partially offset by a $0.6 million increase in LMC's personnel costs; LMC added personnel to support and service its remaining West Coast revenue stream. In addition, the Company recognized approximately $150,000 of expense associated with the issuance of restricted stock to certain key executive employees. Finally, employee benefits increased approximately $0.1 million as a result of higher medical insurance premiums despite the Company's switch to a different provider.

Selling and promotional costs of $1.3 million are $0.1 million above the $1.2 million in such costs in the year earlier, reflecting LMC's greater advertising support behind several mutual funds with superior performance results. In particular, the Lexington Troika Dialog Russia Fund received significant support in the second half of 1997 as its performance placed the Fund in the top five of the entire equity fund universe followed by Lipper Analytical Services.

General and administrative costs of $5.0 million are $0.2 million less than the prior year's figure of $5.2 million. The decrease is primarily attributable to the disposed West Coast operations. In addition, the Company benefited from the absence of certain legal and audit fees associated with the Company's reorganization which impacted the prior year results. Partially offsetting these decreases were higher administrative costs related to assets generated from its West Coast operations and one-time costs related to the termination of the Company's former portfolio management system. The Company's new system is fully state-of-the-art which includes compliance with the year 2000 data requirements.

Pre-tax income amounted to $3.7 million for 1997 and 1996. The provision for state and federal taxes remained relatively unchanged due to the comparable profit performance in 1997 and 1996. The Company used approximately $3.8 million of net operating loss carryforwards (NOLs) in 1997 and has remaining NOLs of approximately $2.1 million which are available to offset future taxable income which expire over the period 2003 through 2012. Overall, net income amounted to $2.4 million or $0.45 per share in 1997 compared to $2.5 million, $0.45 per share in 1996.


1996 Compared with 1995

Total revenues of $20.8 million are 2.4% less than the $21.3 million recorded in 1995.

The revenue decrease primarily reflected the sale of four of the Company's West Coast subsidiaries on September 30, 1996. These subsidiaries would have contributed approximately $1.5 million in additional revenue for the fourth quarter. Partially offsetting the effect of the sale is a 9.5% increase in mutual fund management fees. This reflects the strong mutual fund asset growth at the Company's Core Business (LMC/LFD). This business delivered $14.4 million in revenues in 1996 versus $14.2 million in 1995, reflecting the $300 million, 18.4% increase in mutual fund assets under management. Asset growth was strongest in domestic equity ($0.2 billion) and international equity ($0.1 billion), partially offset by precious metals which were down $0.1 billion. The largest increase in mutual fund assets under management was in Lexington Corporate Leaders Trust which increased by 56% or $137 million in assets under management. In general, stronger investor demand and performance in a number of the Lexington funds drove the increase in assets under management. Mutual fund management fees increased from $9.8 million in 1995 to $10.7 million in 1996. In particular, management fees associated with the Lexington Corporate Leaders Trust Fund, SBL Fund Series D, and Lexington Growth & Income Fund, Inc. grew significantly due to the asset increases noted above.

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $1.5 million and $3.7 million over the past three years primarily as a result of the Company's net income.

Net cash from investing activities have ranged between inflows of $0.5 million and outflows of $0.5 million over the past three years. The primary use of cash in 1997 were the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. The most significant outflow was the payment of a regular quarterly dividend to Piedmont, the Company's former parent which ended in 1995. On March 7, 1997, the Company announced a 750,000 share repurchase program under which the Company may repurchase its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan has a term of three years. During the year the Company repurchased 313,000 shares of its stock for a total of $2,280,375. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At December 31, 1997 the Company has $8.7 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, has federal and state net capital requirements at December 31, 1997 of $25,000. The aggregate net capital of LFD was $0.3 million at December 31, 1997. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on December 31, 1997 increased to $10.1 million from $9.8 million a year earlier primarily as a result of the Company's net income.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements. The Company's overall financial condition remains strong.

Year 2000

The Company, like most commercial and financial institutions, is working to ensure that its operating and processing systems will, along with those of its service providers, continue to function when the year 2000 arrives. The Company has developed and implemented a comprehensive plan to complete all internal system conversions by the end of 1998. A significant part of the plan involves upgrading current software to newer versions which are fully Year 2000 compliant. To date, most of the Company's current software systems are fully compliant. Based on this plan, it is estimated that incremental expenses to the Company for the Year 2000 project will be nominal. In addition, the Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. Based on their progress, we feel confident that the outside vendors will achieve compliance in 1998.




Item 8.  Financial Statements

     The following are included and filed under this item:



Report of Independent Accountants


LEXINGTON GLOBAL ASSET MANAGERS, INC.

Consolidated Statements of Financial Condition--
December 31, 1997 and 1996


Consolidated Statements of Operations--Years Ended
 December 31, 1997, 1996 and 1995 .


Consolidated Statements of Changes in Stockholders
 Equity (Deficit)--Years Ended December 31, 1997,
   1996 and  1995


Consolidated Statements of Cash Flows--Years Ended
 December 31, 1997, 1996 and 1995


Notes to Consolidated Financial Statements





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc. :

   We have audited the consolidated statement of financial condition of Lexington Global Asset Managers, Inc. and Subsidiaries ("the Company") as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated statement of financial condition of Lexington Global Asset Managers, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995, were audited by other auditors whose report thereon, dated February 19, 1997, expressed an unqualified opinion on these financial statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                /s/ KPMG Peat Marwick LLP
                                                KPMG Peat Marwick LLP




February 18, 1998




                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES






CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
                                                             1997               1996

Assets:
Cash and cash equivalents:
   Cash                                                    $ 193,383        $ 1,631,249
   Money market accounts                                   8,511,915          5,898,575
                                                      ---------------    ---------------
                                                           8,705,298          7,529,824
                                                      ---------------    ---------------

Receivables:
   Investment advisory and management fees                 1,233,377          1,161,473
   Due from funds and other                                  596,333            868,649
                                                      ---------------    ---------------
                                                           1,829,710          2,030,122
                                                      ---------------    ---------------
Marketable securities                                      1,524,788          1,205,350
Prepaid expenses                                           1,708,122            367,159
Prepaid taxes                                                  6,203             11,900
Fixed Assets (net of accumulated depreciation and
   amortization)                                           1,384,772          1,347,324
Intangible assets (net of accumulated amortization)          194,676            210,875
Deferred income taxes                                      1,938,213          3,131,842
Other assets                                                 141,491            243,120
                                                      ---------------    ---------------
        Total assets                                    $ 17,433,273       $ 16,077,516
                                                      ===============    ===============


Liabilities:
Accounts payable and accrued expenses                      $ 926,177        $ 1,027,123
Accrued compensation                                       1,530,100          1,480,337
Accrued employee benefits                                  1,981,308          1,183,866
Deferred income                                            1,626,123          1,197,576
Federal income taxes payable                                 863,667          1,015,351
Other liabilities                                             10,579              6,681
                                                      ---------------    ---------------
        Total liabilities                                  6,937,954          5,910,934
                                                      ---------------    ---------------
Minority interest                                            405,058            344,909

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                           54,879             54,879
Additional paid-in capital                                21,708,142         21,501,517
Accumulated deficit                                       (9,345,918)       (11,734,723)
Deferred compensation                                     (1,654,342)                 -
Treasury stock at cost                                      (672,500)                 -
                                                      ---------------    ---------------
        Total stockholders' equity                        10,090,261          9,821,673
                                                      ---------------    ---------------

        Total liabilities and stockholders' equity      $ 17,433,273       $ 16,077,516
                                                      ===============    ===============



           See accompanying notes to the consolidated financial statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                               AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
                                                          1997            1996            1995
Revenues:
   Investment advisory:
      Mutual fund management fees (including
          approximately $521,000,  $430,000,
          $452,000, from related parties)              $ 11,223,251   $ 10,723,805     $ 9,789,003
      Mutual fund commissions                                62,838        215,656         175,434
      Other management fees (including approximately
         $2,695,000  $2,102,000 $2,443,000
         from related parties)                            7,044,356      7,395,337       9,107,863
   Commissions income                                       151,334      1,734,411       1,692,261
   Other income                                             495,175        742,092         521,556
                                                      --------------  -------------   -------------
      Total revenues                                     18,976,954     20,811,301      21,286,117
                                                      --------------  -------------   -------------

Expenses:
   Salaries and other compensation                        9,015,128     11,241,242      10,492,925
   Selling and promotional                                1,299,742      1,231,927       1,893,083
   Administrative and general                             4,997,322      5,210,413       6,578,621
                                                      --------------  -------------   -------------
      Total expenses                                     15,312,192     17,683,582      18,964,629
                                                      --------------  -------------   -------------
      Income before income taxes, gain on sale of
           subsidiaries, and minority interest            3,664,762      3,127,719       2,321,488

Gain on sale of subsidiaries                                      -        529,881               -

Provision for income  taxes
   Current                                                   13,929      1,353,734       1,285,843
   Deferred                                               1,193,629        (83,559)       (586,027)
                                                      --------------  -------------   -------------
      Total provision                                     1,207,558      1,270,175         699,816
                                                      --------------  -------------   -------------
      Income before minority interest                     2,457,204      2,387,425       1,621,672
Minority interest                                            60,149        (87,227)         43,015
                                                      --------------  -------------   -------------
      Net income                                        $ 2,397,055    $ 2,474,652     $ 1,578,657
                                                      ==============  =============   =============

Earnings per share (Note 12):
   Basic earnings per share                                   $0.45          $0.45           $0.29
                                                      ==============  =============   =============
   Diluted earnings per share                                 $0.45          $0.45           $0.29
                                                      ==============  =============   =============

   Average shares outstanding during the period           5,322,172      5,487,887       5,487,887
                                                      ==============  =============   =============


                 See   accompanying   notes   to  the   consolidated   financial
statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) Years Ended
December 31, 1997, 1996, and 1995




                                     Common Stock                                                         Total
                                       Shares                Additional       Accumulated   Deferred    Treasury     Stockholders'
                                       Issued      Amounts   Paid-In Capital     Deficit    Compensation   Shares  Equity (Deficit)
                                      ---------   --------   --------------   ---------    ---------   ---------     -----------

Balance at December 31, 1994          5,487,887    $54,879    $11,325,665  ($14,288,032)           -           -     ($2,907,488)
Net income                                    -          -              -     1,578,657            -           -       1,578,657
Dividends                                     -          -              -    (1,500,000)           -           -      (1,500,000)
Capital contributions                         -          -         76,000             -            -           -          76,000
Conversion of debt to equity                  -          -     10,099,852             -            -           -      10,099,852
                                      ---------   --------      ---------     ----------  ----------  -----------    -----------
Balance at December 31, 1995          5,487,887     54,879     21,501,517   (14,209,375)           -           -       7,347,021
Net income                                    -          -              -     2,474,652            -           -       2,474,652
                                      ---------   --------      ---------     ----------  ----------  -----------    -----------
Balance at December 31, 1996          5,487,887     54,879     21,501,517   (11,734,723)           -           -       9,821,673
Net income                                    -          -              -     2,397,055            -           -       2,397,055
Purchase of treasury shares at cost           -          -              -        (8,250)           -  (2,280,375)     (2,288,625)
Issuance of restricted stock awards           -          -        206,625             -            -   1,607,875       1,814,500
Deferred compensation                         -          -              -             -   (1,654,342)          -      (1,654,342)
                                      ---------   --------      ---------     ----------  ----------  -----------    -----------
Balance at December 31, 1997          5,487,887    $54,879     21,708,142    (9,345,918) ($1,654,342)  ($672,500)     10,090,261
                                      =========   ========     ==========     ==========  ==========  ===========    ===========



    See  accompanying  notes  to  the  consolidated   financial statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                               AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
                                                              1997            1996          1995

Cash flows from operating activities:
Net income                                                 $ 2,397,055   $ 2,474,652   $ 1,578,657
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                            319,267       389,090       392,923
      Amortization of deferred costs                             9,220        36,884        36,884
      Gain on sale of subsidiaries                                   -      (529,881)            -
      Deferred income taxes                                  1,193,629       (83,559)     (586,027)
      Minority interest                                         60,149       (87,227)       43,015
      Compensation expense - stock options                     151,908             -             -
Change in assets and liabilities
      Receivables                                              200,412       754,372      (779,783)
      Trading securities                                      (319,438)     (273,068)     (157,399)
      Prepaid expenses                                      (1,340,043)      (17,391)     (190,697)
      Prepaid taxes                                              5,697        30,465        (4,969)
      Accounts payable and accrued expenses                    746,259      (566,869)    1,092,218
      Federal income taxes payable                            (151,684)       36,167       445,799
      Deferred income                                          428,547      (394,955)     (224,309)
      Other                                                     45,432        48,823      (114,493)
      Net assets of subsidiaries sold                                -      (286,425)            -
                                                          ------------- ------------- -------------
Net cash provided by operating activities                    3,746,410     1,531,078     1,531,819

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                         (340,515)     (425,803)     (504,648)
      Purchases of intangibles                                       -        (7,225)            -
      Sale of furniture and equipment                                -       157,470             -
      Net proceeds from sale of subsidiaries                    49,954       816,306             -
                                                          ------------- ------------- -------------
Net cash (used in) provided by investing activities           (290,561)      540,748      (504,648)

Cash flows from financing activities:
      Principal payments under capital lease obligations             -      (157,019)     (135,764)
      Dividends                                                      -             -    (1,500,000)
      Capital contributions                                          -             -        76,000
      Purchase of treasury stock                            (2,280,375)            -             -
                                                          ------------- ------------- -------------
Net cash used in financing activities                       (2,280,375)     (157,019)   (1,559,764)
                                                          ------------- ------------- -------------
Net increase / (decrease) in cash and cash equivalents       1,175,474     1,914,807      (532,593)
Cash and cash equivalents, beginning of year                 7,529,824     5,615,017     6,147,610
                                                          ------------- ------------- -------------
Cash and cash equivalents, end of year                     $ 8,705,298   $ 7,529,824   $ 5,615,017
                                                          ============= ============= =============

Supplemental cash flow disclosure
     Income taxes paid                                       $ 472,910   $ 1,665,849     $ 917,679
     Interest paid                                                 $ -           $ -     $ 108,530

Supplemental schedule of non-cash investing activities
     Conversion of debt to equity                                  $ -           $ -  $ 10,099,852




    See   accompanying   notes   to  the   consolidated   financial statements.

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Lexington Global Asset Managers, Inc. (the "Company") serves as a holding company for the following asset management subsidiaries (collectively referred to as the "Subsidiaries"): Lexington Management Corporation (100% owned), Lexington Funds Distributor Inc. (100% owned), MSR Advisors Inc. (65% owned) and Piedmont Asset Advisors (51% owned). The Subsidiaries are engaged in the management, distribution, and administrative services for the Lexington Family of Funds ("Funds") and for its institutional and private clients. Lexington Management Corporation ("LMC") and MSR Advisors Inc., ("MSR") are registered investment advisors under the Investment Advisers Act of 1940, as amended. Lexington Funds Distributor ("LFD") is a registered broker/dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. ("NASD"), and is therefore subject to various NASD regulations, including net capital requirements.

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

2.  Basis of Presentation and Summary of Significant Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and the Subsidiaries. All material intercompany transactions and accounts have been eliminated.

Cash Equivalents
     Cash equivalents consist of highly liquid investments. At December 31, 1997 and 1996 cash equivalents consist primarily of investments in Lexington Money Market Trust, recorded at market value (which approximates cost).

Trading Securities
     The Company designates all marketable equity securities as held for trading purposes.

     Marketable equity securities (including funds that are advised by the Company) are carried at value. The value of marketable equity securities (excluding funds that are advised by the Company) is generally based on quoted market prices. The value of the Funds that are advised by the Company is determined by multiplying the number of shares held in each Fund by its respective net asset value.

     Realized gains and losses are calculated on the specific identification method and are included in other income. Unrealized appreciation (depreciation) arises from the difference between the cost and value of securities and is recognized in other income.

Revenue Recognition
     Investment management and advisory fees are recorded as income for the period in which the services are performed. Commissions related to security transactions are recorded on trade date.

Segment Reporting
     The Company considers themselves to operate in one line of business.

Depreciation and Amortization
     Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life.


Intangible Assets
     The Company assesses the recoverability of its intangible assets whenever significant events or changes occur which may impair recovery of recorded costs. Based on its most recent analysis, the Company believes that no material impairment of its intangible assets exists at December 31, 1997.

Stock-Based  Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 required the Company to adopt, at its election, either 1) the provisions in SFAS No. 123 which require the recognition of compensation expense for employee stock-based compensation plans or 2) the provisions in SFAS No. 123 which require the pro forma disclosure of net income and earnings per share as if the recognition provisions of SFAS No. 123 had been adopted. SFAS No. 123 explicitly provides that employers may continue to account for their employee stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Company adopted the disclosure requirements of SFAS No. 123 effective January 1, 1996 and continues to account for its employee stock-based compensation plans under APB No. 25.

Employee and Retiree  Benefit  Plans
Certain subsidiaries sponsor various benefit plans including a 401(k) savings plan and a defined benefit pension plan covering substantially all employees. The Subsidiaries also provide retired employees the option of continuing health and life insurance benefits through various welfare benefit plans in which the retiree shares in the cost.

Income Taxes
     The Company and its wholly owned subsidiaries are included in the consolidated federal income tax return filed by the Company. Partially owned subsidiaries filed their own federal income tax returns.
      The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse.

Financial Instruments
     The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates cost because of the immediate or short term maturity of these financial instruments. The fair value of trading securities has been disclosed in the accompanying consolidated financial statements and notes.

Securities Transactions
     Purchases and sales of fund shares through the underwriting activities of LFD are recorded on a trade date basis. All customer funds and securities in connection with its investment management and advisory services are maintained by independent custodians.

Financial Statement Presentation
     Certain prior year amounts have been reclassified to conform with the current year presentation.



3.  Fixed Assets

Fixed assets at December 31, 1997 and 1996 consisted of the following:

                                                                 1997              1996

Furniture, fixtures and equipment                              $3,074,485        $2,733,968
Leasehold improvements                                            155,521           155,521
                                                             -------------     -------------
     Depreciable fixed assets                                   3,230,006         2,889,489
Less accumulated depreciation and amortization                  1,845,234         1,542,165
                                                             -------------     -------------
Fixed assets, net                                              $1,384,772        $1,347,324
                                                             =============     =============


Depreciation and amortization charged to operations were $319,267, $389,090, and $392,923 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts include amortization of goodwill of approximately $16,200.

Depreciation and amortization is provided using the straight-line method over the following estimated lives:

            Asset                                           Estimated Life
Furniture and fixtures                                         12 years
Office equipment                                                5 years
Leasehold improvements                                      term of lease


4.  Trading Securities

At December 31, 1997 and 1996, trading securities consisted of the following:

                                                1997              1996
Funds advised by the Company                $1,272,519        $1,205,350
Equity Securities                              252,269                 -
                                            ----------        ----------
Total trading securities                    $1,524,788        $1,205,350
                                            ==========        ==========

5.  Deferred Income and Prepaid Expenses

Certain clients pay investment advisory fees to LMC annually in advance. These fees are recorded as deferred income and recognized as income over the periods the services are performed. At December 31, 1997, the balance in the deferred income account was $1,626,123 and was recorded as a liability in the consolidated statement of financial condition.

LMC has an agreement with SAI Capital Holdings, Inc. ("Select"), whereby Select provides back office and other administrative services for these clients in return for an administration fee. The administration fee ranges from 50% to 82% of the investment advisory fee received from these clients. The fee is paid to Select annually in advance and is recorded as a prepaid expense and amortized as services are received. At December 31, 1997, the balance in prepaid expense for administrative services was $1,255,175.


6.  Regulatory Requirements

The broker/dealer subsidiary is subject to rules and regulations of the Securities and Exchange Commission which require maintenance of minimum net capital and reserve accounts. At December 31, 1997, the amount of net capital required for the broker dealer subsidiary pursuant to such rules and regulations was $25,000. The net capital of the broker/dealer subsidiary at December 31, 1997 amounted to $298,594.


7.  Intangible Assets

Intangible assets represent the goodwill arising from the original acquisition of the LMC business by Piedmont Management Company, Inc. ("Piedmont") in 1969. The goodwill is the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over forty years.

Accumulated amortization of goodwill amounted to approximately $469,000 and $452,000 at December 31, 1997 and 1996, respectively.


8.  Commitments and Contingencies

The Subsidiaries lease administrative offices under noncancellable operating leases.

     The future minimum lease payments are as follows:

         1998.....................................$599,000
         1999..................................... 624,000
         2000..................................... 586,000
         2001..................................... 578,000
         2002..................................... 578,000
         Later years.............................. 386,000
                                                  --------
                                                $3,351,000
                                                ==========

Rent expense was approximately $626,000, $941,000, and $1,140,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

9.  Common and Preferred Stock

On December 13, 1995, the Company was recapitalized by adoption of restated articles of incorporation authorizing 15,000,000 shares of common stock. Piedmont distributed all of the Company's outstanding common stock as a dividend to the holders of Piedmont common stock, on a one-for-one basis for each outstanding share of Piedmont common stock. The accompanying consolidated financial statements of the Company have been retroactively reclassified to give effect to the recapitalization.

The Company has 5,000,000 shares of preferred stock, $.01 par value authorized; no shares are issued or outstanding.

10.  Incentive Plan

The Company has reserved 750,000 shares of common stock for issuance to key employees under the Long Term Incentive Plan established in 1995. The plan provides for the granting of stock options, stock appreciation rights and other stock-based performance awards to employees. In 1997, 131,000 stock options were granted at an exercise price of $6.25 and 10,000 stock options were granted at an exercise price of $8.00, the market values at the respective dates of grant. During 1995, 180,000 stock options were granted, all at an exercise price of $4.75, the market value at date of grant. No grants were made in 1996. No options were exercised or expired in 1997 and 1996 although 90,000 were exercisable at December 31, 1997.

The Company's Restricted Stock Award Plan provides for awards of common stock to key employees, subject to forfeiture if employment terminates prior to the end of the prescribed periods. The restrictions on the shares will be released over a three year period as the employees provide service. The market value of shares awarded under the plan is recorded as deferred compensation in stockholders' equity. The unearned amounts are amortized to compensation expense over the periods the employees provide services.


During the year ended December 31, 1997, the Company awarded restricted shares out of Treasury Stock. The restricted shares awarded and the respective market values at date of grant were as follows:

                                          Shares              Market
                                          Awarded              Value
         February 3, 1997                  33,000              $6.25
         November 7, 1997                 200,000              $8.00

For the year ended December 31, 1997, the Company recognized $151,908 of compensation expense relating to the Restricted Stock Award Plan. At December 31, 1997, the Company has $1,654,342 of deferred compensation recorded as a reduction of stockholders' equity.


Stock Option Plan

The Company has a fixed option plan which reserve shares of common stock for issuance to key employees. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

              (Dollars in thousands except for earnings per share information)

                                             1997          1996        1995
         Net earnings:
                  As reported              $2,397         $2,475      $1,579
                  Pro forma                $2,252         $2,399      $1,572
         Basic earnings per share:
                  As reported               $0.45          $0.45       $0.29
                  Pro forma                 $0.42          $0.44       $0.29
         Diluted earnings per share:
                  As reported               $0.45          $0.45       $0.29
                  Pro forma                 $0.42          $0.44       $0.29

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1995: dividend yield of 0%; expected volatility of 35.0%; risk-free interest rate of 5.95% to 6.64%; and expected lives of 10 years.

Under the plan approved by the stockholders on December 8, 1995, the total number of shares of common stock that may be granted is 750,000. This plan provides that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant. Participants may exercise approximately one-fourth of the stock option shares after the end of each year of the cycle.


Stock Option Plan

Information regarding this option plan for 1997, 1996 and 1995 is as follows:

                                                                       1997                  1996         1995
                                                               ------------------------  -----------  -----------
                                                                            Weighted-
                                                                             Average
                                                                             Exercise
                                                                 Shares      Price           Shares       Shares

Options outstanding, beginning of year                            180,000       $4.75        180,000            -
Options exercised                                                       -           -              -            -
Options granted                                                   141,000     $6.3741              -      180,000
                                                               -----------               -----------  -----------
Options outstanding, end of year                                  321,000                    180,000      180,000
                                                               ===========               ===========  ===========
Option price range at end of year                                   $6.25                                  $4.75
                                                                    $8.00
Option price range for exercised shares                                 -


Weighted-average fair value of options, granted during the year   $6.3741
Weighted-average grant-date fair value of options, granted
     during the year                                              $3.8720                          -     $2.8028

The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:


                                                                            Options Outstanding             Options Exercisable
                                                                    -------------------------------------  -----------------------
                                                                                    Weighted-
                                                                                    Average       Weighted                Weighted-
                                                                        Number     Remaining       Average      Number     Average
                                                                     Outstanding  Contractual     Exercise   Exercisable  Exercise

                                  Range of Exercise Prices           at 12/31/97     Life           Price     at 12/31/97    Price
                                                     $4.75               180,000         8         $4.75         90,000      $4.75
                                                     $6.25               131,000         9         $6.25              -          -
                                                     $8.00                10,000        10         $8.00              -          -
                                                                     -----------  -----------  -----------  -----------  ----------
                                                     $4.75 to $8.00      321,000                                 90,000
                                                                     ===========                            ===========



11.  Common Stock Buy-Back Program

On March 7, 1997, the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. Repurchases are made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. During the year ended December 31, 1997, the Company repurchased 313,000 shares of stock for a total of $2,280,375. Also, during the year 233,000 treasury shares were issued under the Company's Restricted Stock Award Plan.

12.  Earnings Per Share

At December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS.
All periods presented have been restated to conform with SFAS No. 128.

Basic earnings per common share amounts were computed by dividing net income by the weighted-average number of common shares outstanding during the year. The average number of common shares outstanding was the average number of shares of common stock outstanding adjusted for repurchased shares.

Diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

Diluted earnings per share assumes the conversion into common stock of outstanding stock options as computed under the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the averages market price for the year of the Company's common stock.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.


                                                 1997           1996            1995
Numerator:
  Net income                                   $2,397,055     $2,474,652      $1,578,657
                                             =============  =============   =============
  Numerator for basic and diluted
    earnings per share-income
    available to common stockholders           $2,397,055     $2,474,652      $1,578,657
                                             =============  =============   =============

Denominator:
  Denominator for basic earnings
    per share-weighted-average
    shares outstanding                          5,322,172      5,487,887       5,487,887
  Effect of dilutive securities:
    Employee stock options                         59,613         10,957              55
                                             -------------  -------------   -------------
  Dilutive potential common shares                 59,613         10,957              55
  Denominator for diluted earnings
    share-adjusted weighted-average
    shares after assumed conversions            5,381,785      5,498,844       5,487,942
                                             =============  =============   =============

Basic earnings per share                            $0.45          $0.45           $0.29
                                             =============  =============   =============
Diluted earnings per share                          $0.45          $0.45           $0.29
                                             =============  =============   =============




13.  Employee and Retiree Benefit Plans

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



  Savings Plan
    LMC's and MSR's employees participate in the 401(k) savings plan sponsored by LMC. Employees are eligible to participate upon attaining age twenty-one and completing six months of service. The savings plan provides for voluntary participant contributions which may not exceed 10% of each participant's annual salary. Additionally, for each participant's voluntary contribution not exceeding 6% of the participant's annual salary, LMC and MSR contribute an amount equal to 50% of the individual participant's contribution.

     LMC's and MSR's contributions fully vest to employees at the end of five years. The annual savings plan expense by LMC and MSR were $122,760, $114,409, and $88,395 for the years ended December 31, 1997, 1996, and 1995, respectively.

Retirement Plan
    LMC sponsors a defined benefit plan which is part of a master trust. An employee becomes a participant in the plan after attaining age twenty-one and completing one year of service. Full vesting in the accrued benefit occurs at the earlier of completing five years of service after attaining age eighteen or reaching early retirement age. The funding policy for the plan is to annually contribute the statutory required minimum amount as actuarially determined. The funded status and net pension liability for the Master Trust for the years ended December 31, 1997 and 1996 is provided in the table below:

                                                             1997               1996
Actuarial present value of benefit obligations:
Vested                                                      $5,675,200         $4,851,900
Non-vested                                                     149,600            127,600
                                                        ---------------     --------------
     Accumulated benefit obligation                         $5,824,800         $4,979,500
                                                        ===============     ==============
Projected benefit obligation                                 6,573,300          5,603,100
Plan assets at fair value                                    5,158,200          4,848,000
                                                        ---------------     --------------
Plan assets less than projected benefit obligations         (1,415,100)          (755,100)
Unrecognized prior service cost                                256,500             60,600
Unrecognized net loss                                          573,200            191,300
Unrecognized transition asset                                 (179,600)          (216,100)
                                                        ---------------     --------------
     Net pension liability                                   ($765,000)         ($719,300)
                                                        ===============     ==============



The development of the foregoing projected benefit obligations was based upon a discount rate of 7.0% in 1997 and 7.5% in 1996; a 6% average rate of increase in employee compensation was used for each year. The expected long-term rate of return on assets was 10%. Plan assets are invested primarily in bonds, stocks, short-term securities and cash equivalents.

Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                                  1997            1996            1995

Service cost - benefits earned during the period                $239,200        $220,200        $129,800
Interest cost on projected benefit obligation                    415,700         389,800         174,500
Actual return on plan assets                                    (487,000)       (485,600)       (245,600)
Net amortization and deferral                                       (600)          3,000          83,100
Extraordinary expense                                                  -               -          27,800
                                                             ------------    ------------    ------------
     Net periodic pension cost                                  $167,300        $127,400        $169,600
                                                             ============    ============    ============



The straight line amortization method is used in calculating prior service cost. Gains and losses are amortized only if they are outside of the 10% corridor of the larger of projected benefit obligation or fair value of plan assets.

LMC also maintains non-qualified supplemental benefit plans for certain employees. These plans replace the portion of benefits that exceed the limitations established by the Internal Revenue Code for tax qualified benefit plans. The amount charged to expense relating to these plans was approximately $86,900, $116,600, and $51,600 for the years ended December 31, 1997, 1996, and
1995, respectively.

  Postretirement Employee Benefits
     In addition to providing pension benefits, the Company, along with certain affiliates, provides the option of life and medical insurance benefits for retirees. Pensioners whose employment was terminated by retirement (age 55 and 10 years of service) become eligible for these benefits. The medical insurance benefits are partially contributory in nature.
Postretirement benefit plans other than pensions are not funded.

As of January 1, 1992, the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were adopted. The Company elected the prospective transition approach and is amortizing the transaction obligation over a 20-year period.

Net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 included the following components:


                                                               1997             1996             1995

Service cost                                                 $55,000          $76,000          $47,000
Interest cost                                                 78,000           96,000           53,000
Amortization of transition obligation over 20 years           22,500           29,000           27,000
                                                         ------------     ------------     ------------
     Net periodic postretirement benefit cost               $155,500         $201,000         $127,000
                                                         ============     ============     ============


The accumulated unfunded postretirement benefit obligation and the accrued estimated portion of the unfunded postretirement benefit obligation for the Company at December 31, 1997 and 1996 are provided in the table below:


                                                                  1997              1996

Retirees                                                        $624,000          $735,000
Eligible active participants                                      92,000            89,000
Other active participants                                        521,000           592,000
                                                            -------------     -------------
Total Accumulated Postretirement Benefit Obligation            1,237,000         1,416,000
                                                            -------------     -------------
Unrecognized cumulative gain                                      26,000          (200,000)
Unrecognized net transition amount                              (341,000)         (366,000)
                                                            -------------     -------------
     Accrued Postretirement Benefit Cost                        $922,000          $850,000
                                                            =============     =============


The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% in 1997 and 7.5% in 1996. The assumed health care cost trend rate was 7.5% in each year. If the assumptions used in developing the health care cost trend rate in each of the last two years were increased by 1%, the effect on the service and interest cost components of net periodic postretirement benefit cost and on the accumulated postretirement benefit obligation would be an increase of approximately 20%.

Deferred Compensation Program
     The Company implemented a non-qualified deferred compensation program for highly compensated employees in 1997. The program allows the employees to defer a portion of their annual compensation.



14. Income Taxes

A reconciliation of income tax expense computed at the U.S. statutory rate to the effective rate reflected in the consolidated financial statements for the years ended December 31, 1997, 1996, and 1995 follows:


                                            1997              1996             1995

Expected tax rate                          34.00%            34.00%           34.00%
State and local taxes                       6.70              6.50            (3.50)
Other                                      (7.75)            (5.78)            0.01
                                         ------------     -------------    -------------
Effective tax rate                         32.95%            34.72%           30.51%
                                         ============     =============    =============


     The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                              1997             1996
Deferred tax assets:
     Net operating loss carryforwards                         $708,678       $2,203,641
     Deferred compensation                                     647,256          565,587
     Retirement and postretirement                             648,001          500,880
     Other                                                      90,349                -
                                                          -------------    -------------
          Total deferred tax asset                           2,094,284        3,270,108
                                                          -------------    -------------
Deferred tax liabilities
     Deferred state taxes                                      (86,976)         (93,302)
    Other                                                      (69,095)         (44,964)
                                                          -------------    -------------
          Total deferred tax liabilities                      (156,071)        (138,266)
                                                          -------------    -------------
          Net deferred tax asset                            $1,938,213       $3,131,842
                                                          =============    =============

Income tax expense attributable to income for the years ended December 31, 1997, 1996, and 1995 consists of:

                                           Current          Deferred          Total
Year ended December 31, 1997:
     U.S. Federal                          ($339,801)       $1,175,028         $835,227
     State and local                         353,730            18,601          372,331
                                         ------------     -------------    -------------
                                             $13,929        $1,193,629       $1,207,558
                                         ============     =============    =============

                                           Current          Deferred          Total
Year ended December 31, 1996:
     U.S. Federal                           $903,832            $5,859         $909,691
     State and local                         449,902           (89,418)         360,484
                                         ------------     -------------    -------------
                                          $1,353,734          ($83,559)      $1,270,175
                                         ============     =============    =============

                                           Current          Deferred          Total
Year ended December 31, 1995:
     U.S. Federal                           $992,530         ($401,031)        $591,499
     State and local                         293,313          (184,996)         108,317
                                         ------------     -------------    -------------
                                          $1,285,843         ($586,027)        $699,816
                                         ============     =============    =============


The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset. Accordingly, the Company has not provided a valuation allowance. The amount ultimately realized, however, could be reduced if actual amounts of future taxable income are reduced.

The Company has net operating loss carryforwards of approximately $2,100,000 which are available to offset future taxable income which expire over the period 2003 through 2012.


15.  Disclosures about Segments of an Enterprise and Related Information

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997 and need not be applied to interim reporting in the initial year of adoption. The Company intends to adopt the provisions of SFAS No. 131 in its 1998 consolidated financial statements, however, management of the Company has not yet determined what information, if any, will be reported.


16. Quarterly Financial Data (Unaudited)

     The unaudited quarterly financial data for the years ended December 31, 1997, 1996, and 1995 follows:

                                       First             Second            Third             Fourth
                                      Quarter           Quarter           Quarter           Quarter


1997
Results of operations:
     Total revenues                   $4,623,365        $4,745,656        $5,022,686        $4,585,247
     Total expenses                    3,348,977         3,590,374         3,833,388         4,539,453
     Provision for taxes                 523,329           210,861           543,465           (70,097)
     Net income                          738,964           931,782           628,824            97,485
     Basic earnings per share              $0.13             $0.17             $0.12             $0.02
     Diluted earnings per share            $0.13             $0.17             $0.12             $0.02

Common stock price range
     High                                $ 7.125           $ 7.000           $ 9.500          $ 10.125
     Low                                 $ 5.875           $ 5.875           $ 6.875           $ 8.000

1996
Results of operations:
     Total revenues                   $5,717,300        $5,606,059        $5,565,017        $3,922,925
     Total expenses                    4,955,313         4,855,620         4,832,825         3,039,824
     Provision for taxes                 206,807           335,985           580,875           146,508
     Net income                          543,940           396,835           789,326           744,551
     Basic earnings per share             $ 0.10            $ 0.07            $ 0.14            $ 0.14
     Diluted earnings per share           $ 0.10            $ 0.07            $ 0.14            $ 0.14

Common stock price range:
     High                                $ 4.906           $ 6.500           $ 5.500           $ 7.313
     Low                                 $ 3.625           $ 4.375           $ 4.250           $ 5.000

1995
Results of operations:
     Total revenues                   $5,218,727        $5,347,927        $5,440,059        $5,279,403
     Total expenses                    4,261,104         4,513,279         4,890,031         5,300,215
     Provision for taxes                 447,094           311,691           122,234          (181,203)
     Net income                          510,528           519,104           404,651           144,374
     Basic earnings per share             $ 0.09            $ 0.10            $ 0.07            $ 0.03
     Diluted earnings per share           $ 0.09            $ 0.10            $ 0.07            $ 0.03

Common stock price range:
     High                                N/A               N/A               N/A               $ 5.000
     Low                                 N/A               N/A               N/A               $ 4.625





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    The Company terminated its audit relationship with its former principal accountant, Coopers & Lybrand L.L.P. ("C&L"), on March 6, 1997. On that same day, KPMG Peat Marwick LLP was engaged as principal accountant for the Company.

    C & L's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

   The decision to change principal accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company.

   During the Company's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

    There were no  reportable  events of the type  described in Item 304 (a) (1)
(v) (A) through (D) of Regulation S-K.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of December 31, 1997 with respect to the Company's executive officers.

                                 Principal Occupation or Employment Office(s)
Name                     Age     Year Elected Executive Officer

Stuart S. Richardson     51      Chairman (1995)

Robert M. DeMichele      53      President and Chief Executive Officer (1995)

Richard M. Hisey         39      Executive Vice President and Chief Financial
                                 Officer (1995)

Lawrence Kantor          50      Executive Vice President and General
                                 Manager - Mutual Funds (1995)

     Other information required under this item is contained in the Registrant's 1998 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.


Item 11.  Executive Compensation

     Information required under this item is contained in the Registrant's 1998 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required under this item is contained in the Registrant's 1998 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required under this item is contained in the Registrant's 1998 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following information is filed under this item:

(a) (1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8: Consolidated Statements of Financial Condition-December 31, 1997 and 1996; Consolidated Statements of Operations-Years Ended December 31, 1997, 1996, 1995; Consolidated Statements of Stockholders' Equity (Deficit)-Years Ended December 31, 1997, 1996, 1995; Consolidated Statements of Cash Flows-Years Ended December 31, 1997, 1996, 1995; Notes to Consolidated Financial Statements.

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

(a)(3) Exhibits

     13.1 Registrant's Annual Report to Stockholders for the year ended December 31, 1997.

     99.1  Report of Independent Accountants from predecessor auditors

Exhibits specified by Item 601 of Regulation S-K, other than those listed above, have been omitted since they are either not required or are not applicable.

(b)  Report on Form 8-K

       None filed during the fourth quarter of 1997


(c) Schedules described in item 14A (2) are excluded from the Registrant's Annual Report to Stockholders.


(d)    Items Incorporated by Reference

   The Registrant's Definitive Proxy Statement for its 1998 Annual Stockholders' meeting and its Annual Report to stockholders for the fiscal year ended December 31, 1997 are incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the close of the fiscal year, along with a copy of the Registrant's Annual Report.


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

Date March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          /s/Stuart Smith Richardson
        Stuart Smith Richardson, Chairman                  Date March 27, 1998
          of the Board of Directors

            /s/Robert M. DeMichele
Robert M. DeMichele, President & Director                  Date March 27, 1998
              (Chief Executive Officer)

                    /s/Richard M. Hisey
Richard M. Hisey, Executive Vice President                 Date March 27, 1998
(Principal Financial and Accounting Officer)

                    /s/ Sion A. Boney
              Sion A. Boney, III, Director                 Date March 27, 1998

                  /s/Haynes G. Griffin
             Haynes G. Griffin, Director                   Date March 27, 1998

                 /s/William R. Miller
            William R. Miller, Director                    Date March 27, 1998

              /s/L. Richardson Preyer
           L. Richardson Preyer, Director                  Date March 27, 1998

           /s/Lunsford Richardson, Jr.
       Lunsford Richardson, Jr., Director                  Date March 27, 1998

              /s/Peter L. Richardson
           Peter L. Richardson, Director                   Date March 27, 1998

                /s/Carl H. Tiedemann
          Carl H. Tiedemann, Director                      Date March 27, 1998

           /s/ Marion A. Woodbury
         Marion A. Woodbury, Director                      Date March 27, 1998






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc.

     We have audited the consolidated statement of financial condition of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  /s/ Coopers & Lybrand L.L.P.
                                                  Coopers & Lybrand L.L.P.

New York, New York
February 19, 1997