Form 10-Q
period 1998-03-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1998-05-14
CIK 1001540

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 03-31-98

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____
                                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998.

                                        Common Stock-$.01 Par Value Per Share
                                             Authorized 15,000,000 Shares
                                             5,185,887 Shares Outstanding


                              TABLE OF CONTENTS


         Part I.  Financial Information

                  Condensed Consolidated Statements of Financial Condition Condensed Consolidated Statements of Operations
                  Condensed Consolidated Statements of Cash Flows
                  Notes to Condensed Consolidated Financial Statements Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         Part II.  Other Information
                  Legal Proceedings and Exhibits


                                    LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                    AND SUBSIDIARIES

Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            3/31/1998             12/31/1997
                                                                           (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                                         $ 562,650             $ 193,383
   Money market accounts                                                        7,064,992             8,511,915
                                                                         -----------------     -----------------
                                                                                7,627,642             8,705,298
                                                                         -----------------     -----------------

Receivables:
   Investment advisory and management fees                                      1,216,449             1,233,377
   Due from funds and other                                                     1,027,909               596,333
                                                                         -----------------     -----------------
                                                                                2,244,358             1,829,710
                                                                         -----------------     -----------------
Marketable securities                                                           1,623,476             1,524,788
Prepaid expenses                                                                1,789,212             1,708,122
Prepaid taxes                                                                     139,556                 6,203
Fixed assets (net of accumulated depreciation
   and amortization)                                                            1,343,546             1,384,772
Intangible assets (net of accumulated amortization)                               190,626               194,676
Deferred income taxes                                                           1,803,521             1,938,213
Other assets                                                                      141,491               141,491
                                                                         -----------------     -----------------
          Total assets                                                       $ 16,903,428          $ 17,433,273
                                                                         =================     =================


Liabilities:
Accounts payable and other accrued expenses                                   $ 3,303,451           $ 4,437,585
Deferred income                                                                 1,827,119             1,626,123
Federal income taxes payable                                                      882,215               863,667
Other liabilities                                                                  11,586                10,579
                                                                         -----------------     -----------------
          Total liabilities                                                     6,024,371             6,937,954
                                                                         -----------------     -----------------
Minority interest                                                                 405,688               405,058

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                                                54,879                54,879
Additional paid-in capital                                                     21,708,142            21,708,142
Accumulated deficit                                                            (9,113,331)           (9,345,918)
Deferred Compensation                                                          (1,503,821)           (1,654,342)
Treasury stock at cost                                                           (672,500)             (672,500)
                                                                         -----------------     -----------------
          Total stockholders' equity                                           10,473,369            10,090,261
                                                                         -----------------     -----------------

          Total liabilities and stockholders' equity                         $ 16,903,428          $ 17,433,273
                                                                         =================     =================



                  See accompanying notes to the condensed consolidated financial statements (Unaudited).

                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                            AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 1998                  1997

Revenues:
   Investment advisory:
      Mutual fund management fees (including approximately
          $99,800 and $134,400 from related parties)                            $ 2,482,703           $ 2,731,467
      Mutual fund commissions                                                        29,116                18,649
      Other management fees (including approximately
         $714,700 and $637,800 from related parties)                              1,892,446             1,635,045
   Commissions income                                                                23,373                32,613
   Other income                                                                     192,058               205,591
                                                                            ----------------      ----------------
          Total revenues                                                          4,619,696             4,623,365
                                                                            ----------------      ----------------

Expenses:
   Salaries and other compensation                                                2,435,789             2,263,748
   Selling and promotional                                                          223,898               238,984
   Administrative and general                                                     1,545,692               846,245
                                                                            ----------------      ----------------
          Total expenses                                                          4,205,379             3,348,977
                                                                            ----------------      ----------------
          Income before income taxes and minority interest                          414,317             1,274,388

Provision for income  taxes
   Current                                                                           46,408                53,033
   Deferred                                                                         134,692               470,296
                                                                            ----------------      ----------------
          Total provision                                                           181,100               523,329
                                                                            ----------------      ----------------
          Income before minority interest                                           233,217               751,059
Minority interest                                                                       630                12,095
                                                                            ----------------      ----------------
          Net income                                                              $ 232,587             $ 738,964
                                                                            ================      ================

Earnings per share:
   Basic earnings per share                                                         $0.04                 $0.13
                                                                            ================      ================
   Diluted earnings per share                                                       $0.04                 $0.13
                                                                            ================      ================

   Average shares outstanding during the period                                   5,181,854             5,486,776
                                                                            ================      ================



                   See   accompanying   notes  to  the  condensed   consolidated financial statements (Unaudited).

                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                        AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Three Months Ended March 31,
                                                                                  1998               1997

Cash flows from operating activities:
Net income                                                                      $ 232,587          $ 738,964
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization                                                78,820             72,009
      Amortization of deferred costs                                                    -              9,221
      Deferred income taxes                                                       134,692            470,296
      Minority interest                                                               630             12,095
      Compensation expense - stock options                                        150,521                  -
Change in assets and liabilities
      Receivables                                                                (414,648)            15,824
      Marketable securities                                                          (98,688)           (61,563)
      Prepaid expenses                                                            (81,090)          (658,142)
      Prepaid taxes                                                              (133,353)           (17,169)
      Accounts payable and accrued expenses                                    (1,134,134)          (649,740)
      Federal income taxes payable                                                 18,548              1,378
      Deferred management fees                                                    200,996            226,336
      Other, net                                                                    1,007             22,410
                                                                           ---------------   ----------------
Net cash provided by (used in) operating activities                            (1,044,112)           181,919

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                             (33,544)          (214,556)
                                                                           ---------------   ----------------
Net cash used in investing activities                                             (33,544)          (214,556)

Cash flows from financing activities:
      Purchase of treasury stock                                                        -           (130,000)
                                                                           ---------------   ----------------
Net cash used in financing activities                                                   -           (130,000)
Net decrease in cash and cash equivalents                                      (1,077,656)          (162,637)
Cash and cash equivalents, beginning of period                                  8,705,298          7,529,824
                                                                           ---------------   ----------------
Cash and cash equivalents, end of period                                      $ 7,627,642        $ 7,367,187
                                                                           ===============   ================



                 See accompanying notes to the condensed  consolidated financial statements (Unaudited).


LEXINGTON GLOBAL ASSET MANAGERS, INC.
AND SUBSIDIARIES



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:

The interim financial information presented is unaudited. In the opinion of Company management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim period have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.


2.  Common Stock Buy-Back Program

On March 7, 1997 the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. During 1997, the Company repurchased 313,000 shares of stock for a total of $2,280,375. Also, during 1997, 233,000 treasury shares were issued under the Company's Restricted Stock Award Plan. In the first quarter of 1998, the Company did not purchase any of its common stock. Subsequent to the first quarter, the Company repurchased 95,000 shares of its common stock.


3.  Changes in Accounting Principles

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim reporting in the initial year of adoption. The Company intends to adopt the provisions of SFAS No. 131 in its December 31, 1998 annual consolidated financial statements, however, management of the Company has not yet determined what additional information, if any, will need to be reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1997 is incorporated herein by reference and should be read in conjunction with the following.

March 31, 1998 Compared to March 31, 1997

The consolidated net income for the three months ended March 31, 1998 was $0.2 million, or $0.04 per share, compared to $0.7 million, or $0.13 per share for the first three months of 1997.

Total assets under management at March 31, 1998 were $3.7 billion compared to $3.4 billion at December 31, 1997 and $3.3 billion at March 31, 1997. Each of the Company's three primary served markets, (Mutual Funds, Private Client, and Institutional), contributed approximately $0.1 billion to the growth in assets from December 31, 1997. Both the Private Client and Institutional segments, which are primarily invested in the U.S. bond and equity markets, experienced growth in assets through superior performance results associated with the relatively strong U.S. capital markets in 1997 and in the first quarter of 1998. Mutual fund assets under management also grew primarily through appreciation of domestic equity mutual funds.

Total revenues of $4.6 million are even with the first quarter of 1997.

Net mutual fund management fees, the Company's largest revenue source, decreased $0.2 million to $2.5 million in the first quarter of 1998 compared to $2.7 million in the first quarter of 1997. These revenues decreased as a result of the shift in assets under management from some of the Company's higher priced products (emerging markets and precious metals) to some of the lower priced products (domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships). This shift occurred as a result of relative investment performance and changing investor preferences which toward the end of the year favored U.S. capital markets over some of the foreign markets, particularly the emerging markets.

Other management fees of $1.9 million are up $0.3 million from $1.6 million in the first quarter of 1997. The West Coast operations accounted for the increase due to continued increases in assets under management associated with the continuing strength of the U.S. equity markets. Other income of $0.2 million is even with the first quarter of 1997.

Total expenses of $4.2 million are $0.9 million above total expenses of $3.3 million in the first quarter of 1997. The total expense increase was primarily due to administrative and general expenses of $1.5 million which are $0.7 million above the $0.8 million recorded in the first quarter of 1997. Of this increase, $0.6 million derives from an administrative contract with Select Advisors ("Select") for the Company's West Coast operations. This contract was part of the reorganization of these operations, which occurred in 1996. Under the administrative contract the Company pays fees to Select for administrative and support services for the West Coast clients. Because the West Coast clients are billed annually in advance, the expenses incurred for the administrative contract are amortized evenly over a twelve-month period. The first quarter 1998 expenses includes amortization of the contract expense across the entire client base. In the first quarter of 1997, the Company benefited from the fact that no administrative fees were charged in 1997 for those accounts which entered into or renewed advisory agreements in the first nine months of 1996; i.e., prior to September 30, 1996, the date of the West Coast reorganization.

Total personnel costs of $2.4 million are $0.2 million higher than the $2.2 million recorded in the first quarter of 1997. The Company recognized approximately $150,000 of expense associated with the issuance of restricted stock to certain key executive employees. In addition, salaries increased $0.1 million due to annual salary increases.

Selling and promotional costs of $0.2 million remained relatively even with the first quarter of 1997.

Pre-tax income of $0.4 million decreased $0.9 million from $1.3 million recorded in the first quarter of 1997. The provision for state and federal taxes decreased $0.4 million due to the decrease in taxable income. Due to taxable temporary differences and lower profits, the Company did not use any NOLs in the first quarter of 1998, yet the Company has remaining NOLs of approximately $2.7 million which are available to offset future taxable income which expire over the period 2003 through 2012.


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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first quarter of 1998 the Company had cash outflows from operations which amounted to $1.0 million. The major use of cash was the payment of accrued expenses.

Net cash from investing activities have ranged between inflows of $0.5 million and outflows of $0.5 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first quarter of 1998 representing the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997, the Company announced a 750,000 share repurchase program under which the Company may repurchase its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan has a term of three years. During 1997, the Company repurchased 313,000 shares of its stock for a total of $2,280,375. The Company did not purchase any of its stock in the first quarter of 1998, but subsequent to the first quarter purchased 95,000 shares for a total of $724,375. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At March 31, 1998 the Company had $7.6 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries.
The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, had federal and state net capital requirements at March 31, 1998 of $25,000. The aggregate net capital of LFD was $0.3 million at March 31, 1998. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on March 31, 1998 increased to $10.5 million from $10.1 million at December 31, 1997 primarily as a result of the Company's net income.

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


Some of the statements included within Management's Discussion and Analysis may be considered to be forward looking statements which are subject to certain risks and uncertainties. Factors which could cause the actual results to differ materially from those suggested by such statements are described from time to time in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.


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

Date: 5-14-98