Form 10-Q
period 1998-06-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1998-08-14
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06-30-98
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998.


                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          5,060,887 Shares Outstanding



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

         Part II.  Other Information
                  Legal Proceedings and Exhibits



Part I.  Financial Information

Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    6/30/1998     12/31/1997
                                                   (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                              $ 213,997      $ 193,383
   Money market accounts                             7,901,998      8,511,915
                                                   ------------   ------------
                                                     8,115,995      8,705,298
                                                   ------------   ------------

Receivables:
   Investment advisory and management fees           1,095,487      1,233,377
   Due from funds and other                            551,380        596,333
                                                   ------------   ------------
                                                     1,646,867      1,829,710
                                                   ------------   ------------
Marketable securities                                1,484,535      1,524,788
Prepaid expenses                                     2,006,425      1,708,122
Prepaid taxes                                            5,919          6,203
Fixed assets (net of accumulated depreciation
   and amortization)                                 1,270,427      1,384,772
Intangible assets (net of accumulated amortization)    186,575        194,676
Deferred income taxes                                1,719,189      1,938,213
Other assets                                           141,491        141,491
                                                   ------------   ------------
       Total assets                                $16,577,423   $ 17,433,273
                                                   ============   ============


Liabilities:
Accounts payable and other accrued expenses        $ 3,394,839    $ 4,437,585
Deferred income                                      2,017,793      1,626,123
Federal income taxes payable                           863,667        863,667
Other liabilities                                       11,021         10,579
                                                   ------------   ------------
       Total liabilities                             6,287,320      6,937,954
                                                   ------------   ------------
Minority interest                                      413,128        405,058

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000
   authorized shares; 5,487,887 issued                  54,879         54,879
Additional paid-in capital                          21,706,079     21,708,142
Accumulated deficit                                 (8,938,884)    (9,345,918)
Deferred Compensation                               (1,434,599)    (1,654,342)
Treasury stock at cost                              (1,510,500)      (672,500)
                                                   ------------   ------------
       Total stockholders' equity                    9,876,975     10,090,261
                                                   ------------   ------------

       Total liabilities and stockholders' equity  $16,577,423   $ 17,433,273
                                                   ============   ============


See accompanying notes to the condensed consolidated financial statements (Unaudited).





CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                            Three Months Ended June 30       Six Months Ended June 30,
                                                                1998           1997             1998          1997

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
           $86,936,  $152,236,  $186,740, and $286,624
            from related parties)                           $ 2,736,538    $ 3,006,519     $ 5,534,351    $ 5,926,718
      Mutual fund commissions                                    19,832         10,426          48,948         29,075
      Other management fees (including approximately
          $769,699,  $637,402,  $1,484,338,
           and $1,275,175 from related parties)               2,018,337      1,706,455       3,910,783      3,341,500
   Commissions income                                            28,603         36,858          51,976         69,471
   Other income/(loss)                                          (61,331)       230,890         130,726        436,481
                                                            -----------    -----------     -----------    -----------
        Total revenues                                        4,741,979      4,991,148       9,676,784      9,803,245
                                                            -----------    -----------     -----------    -----------

Expenses:
   Salaries and other compensation                            2,320,605      2,107,335       4,756,394      4,371,083
   Selling and promotional                                      271,734        326,141         495,632        565,125
   Administrative and general                                 1,809,785      1,402,390       3,670,586      2,437,366
                                                            -----------    -----------     -----------    -----------
        Total expenses                                        4,402,124      3,835,866       8,922,612      7,373,574
                                                            -----------    -----------     -----------    -----------
        Income before income taxes and minority interest        339,855      1,155,282         754,172      2,429,671

Provision for income  taxes
   Current                                                       73,636        114,633         120,044        167,666
   Deferred                                                      84,332         96,228         219,024        566,524
                                                            -----------    -----------     -----------    -----------
        Total provision                                         157,968        210,861         339,068        734,190
                                                            -----------    -----------     -----------    -----------
        Income before minority interest                         181,887        944,421         415,104      1,695,481
Minority interest                                                 7,440         12,639           8,070         24,735
                                                            -----------    -----------     -----------    -----------
        Net income                                            $ 174,447      $ 931,782       $ 407,034    $ 1,670,746
                                                            ===========    ===========     ===========    ===========

Earnings per share:
   Basic earnings per share                                       $0.03          $0.17           $0.08          $0.30
                                                             ===========    ===========     ===========    ===========
   Diluted earnings per share                                     $0.03          $0.17           $0.08          $0.30
                                                             ===========    ===========     ===========    ===========

   Average shares outstanding during the period               5,103,634      5,400,041       5,142,528      5,443,169
                                                             ===========    ===========     ===========    ===========




           See accompanying notes to the condensed consolidated financial statements (Unaudited).





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Six Months Ended June 30,
                                                                              1998               1997
                                                                              ----               ----

Cash flows from operating activities:
Net income                                                                    $ 407,034        $ 1,670,746
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization                                             163,552            161,596
      Deferred income taxes                                                     219,024            566,524
      Minority interest                                                           8,070             24,735
      Compensation expense - stock options                                      308,430                  -
Change in assets and liabilities
      Receivables                                                               182,843           (203,744)
      Marketable securities                                                      40,253           (452,439)
      Prepaid expenses                                                         (298,303)          (985,250)
      Prepaid taxes                                                                 284              1,541
      Accounts payable and accrued expenses                                  (1,042,746)          (605,702)
      Federal income taxes payable                                                    -               (907)
      Deferred management fees                                                  391,670            297,838
      Other, net                                                                    442             24,282
                                                                         ---------------    ---------------
Net cash provided by (used in) operating activities                             380,553            499,220

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                           (41,106)          (267,379)
                                                                         ---------------    ---------------
Net cash used in investing activities                                           (41,106)          (267,379)

Cash flows from financing activities:
      Purchase of treasury stock                                               (928,750)        (1,236,625)
                                                                         ---------------    ---------------
Net cash used in financing activities                                          (928,750)        (1,236,625)
Net decrease in cash and cash equivalents                                      (589,303)        (1,004,784)
Cash and cash equivalents, beginning of period                                8,705,298          7,529,824
                                                                         ---------------    ---------------
Cash and cash equivalents, end of period                                    $ 8,115,995        $ 6,525,040
                                                                         ===============    ===============



          See  accompanying  notes  to  the  condensed   consolidated  financial
statements (Unaudited).






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


2.  Common Stock Buy-Back Program

On March 7, 1997 the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. Repurchases will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plan has a term of three years. During 1997, the Company repurchased 313,000 shares of stock for a total of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. In the first half of 1998, the Company purchased 125,000 shares of its stock for a total of $928,750. During this period, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan.


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

June 30, 1998 Compared to June 30, 1997

The consolidated net income for the six months ended June 30, 1998 was $0.4 million, or $0.08 per share, compared to $1.7 million, or $0.30 per share for the first six months of 1997.

Total assets under management at June 30, 1998 were $3.5 billion compared to $3.4 billion at June 30, 1997. Total revenues of $9.7 million are down $0.1 million compared to $9.8 million in the first half of 1997. The West Coast operations recorded $2.0 million in revenues in the first half of 1998 and $1.6 million in the first half of 1997.

 Mutual fund management fees, the Company's largest revenue source, decreased $0.4 million to $5.5 million in the first half of 1998 compared to $5.9 million in the first half of 1997. These revenues decreased as a result of a $0.1 billion decline in mutual fund assets under management and the shift in average net assets under management from some of the Company's higher priced products (emerging markets and precious metals) to some of the lower priced products
(domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships). This shift occurred as a result of relative investment performance and changing investor preferences which currently appear to favor U.S. capital markets over some of the foreign markets, particularly the emerging markets.

Other management fees of $3.9 million are up $0.6 million from $3.3 million in the first half of 1997. The West Coast operations accounted for $0.4 million of the increase due to continued increases in assets under management associated with the continuing strength of the U.S. equity markets. Institutional fees contributed $0.1 million of the increase due to a $0.1 billion increase in assets under management. Other income decreased $0.3 million to $0.1 million compared to $0.4 million in the first half of 1997. This decrease is a result of unrealized depreciation of $0.1 million for six months ended June 30, 1998 versus unrealized appreciation of $0.2 million for the first six months of 1997. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company.

Total expenses of $8.9 million are $1.5 million above total expenses of $7.4 million in the first half of 1997. The total expense increase was primarily due to administrative and general expenses of $3.7 million which are $1.2 million above $2.4 the first half of 1997. Of this increase, $1.0 million derives from an administrative contract with Select Advisors ("Select") for the Company's West Coast operations. This contract was part of the reorganization of these operations, which occurred in 1996. Under the administrative contract the Company pays fees to Select for administrative and support services for the West Coast clients. Because the West Coast clients are billed annually in advance, the expenses incurred for the administrative contract are deferred and amortized evenly over a twelve-month period. Expenses in the first half of 1998 include amortization of the contract expense across the entire client base. Prior to September 30, 1996, the date of the West Coast reorganization, a subsidiary of the Company was performing all administrative services and therefore did not incur a fee to Select. In 1997 the Company benefited from the fact that no administrative fees were charged for those accounts which entered into or renewed advisory agreements prior to the West Coast reorganization on September 30, 1996. Sub-advisory fees associated with mutual fund revenue increased $0.1 million from last year, primarily due to the increase in average net assets in the Lexington Troika Dialog Russia fund, which has a shared revenue arrangement.

Total personnel costs of $4.8 million are $0.4 million higher than the $4.4 million recorded in the first half of 1997. Of this increase, approximately $0.3 million is due to the amortization of restricted stock issued to certain key executive employees in 1997 and 1998. In addition, salaries increased $0.1 million due to annual salary increases.

Selling and promotional costs of $0.5 million decreased $0.1 million from the $0.6 million recorded in the first half of 1997. The decrease is attributable to a decrease in advertising and sales literature expenses, reflecting LMC's greater use of in-house public relations to market its mutual funds.

Pre-tax income of $0.8 million decreased $1.6 million from $2.4 million recorded in the first half of 1997. The provision for state and federal taxes decreased $0.4 million due to the decrease in taxable income. The Company used $0.3 million in NOLs in the first half of 1998, and the Company has remaining approximately $1.8 million which are available to offset future taxable income and which expire over the period 2003 through 2012.


Three Months Ended June 30, 1998 and 1997

The consolidated net income for the three months ended June 30, 1998 was $0.2 million, compared to $0.9 million for the second quarter of 1997.

Total revenues of $4.7 million are 6% below the second quarter of 1997 when the Company recorded revenues of $5.0 million. The West Coast operations recorded $1.0 million in revenues in the second quarter of 1998 and $0.8 million in the second quarter of 1997. Excluding the West Coast operations, total revenues of $3.7 million are $0.5 million below the second quarter of 1997 ($4.2 million).

Mutual fund management fees of $2.7 million were $0.3 million below the second quarter of 1997. Mutual fund assets under management are $0.1 billion lower at June 30, 1998 than at June 30, 1997. The most significant decline occurred in the Lexington Worldwide Emerging Markets fund which dropped $159 million from the June 30, 1997 figure of $256 million. Other management fees of $2.0 million are up $0.3 million from $1.7 million in the prior year period. The West Coast accounts for $0.2 million of the increase, due to an increase in assets under management in this segment of $0.1 billion. The remainder of the increase results from the Company's institutional asset management fees as a result of increases in assets under management. Other income of negative $0.1 million is $0.3 million below the second quarter of 1997 and reflects unrealized depreciation on the Company's investment accounts. For the three months ended June 30, 1998, unrealized depreciation totaled $0.2 million compared to unrealized appreciation of $0.1 million for the second quarter of 1997. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company.

Total expenses of $4.4 million are $0.6 million above total expenses of $3.8 million in the second quarter of 1997. Of this increase, $0.4 million derives from an administrative contract with Select Advisors ("Select") for the Company's West Coast operations. This contract was part of the reorganization of these operations, which occurred in 1996. Under the administrative contract the Company pays fees to Select for administrative and support services for the West Coast clients. Because the West Coast clients are billed annually in advance, the expenses incurred for the administrative contract are deferred and amortized evenly over a twelve-month period. The second quarter 1998 expense includes amortization of the contract expense across the entire client base. In the second quarter of 1997, the Company benefited from the fact that no administrative fees were charged in 1997 for those accounts which entered into or renewed advisory agreements in the first nine months of 1996; i.e., prior to September 30, 1996, the date of the West Coast reorganization. The remainder of the expense increase ($0.2 million) was a result of increased personnel costs including the amortization of expense associated with the granting of restricted stock in 1997 and 1998.

Profit before tax amounted to $0.3 million, down $0.9 million from the $1.2 million recorded in the second quarter of 1997. The provision for state and federal taxes decreased $0.1 million to $0.2 million in the second quarter due to lower taxable income.


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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first half of 1998 the Company had cash inflows from operations of $0.4 million. The major source of this cash inflow was net income.

Net cash from investing activities have ranged between inflows of $0.5 million and outflows of $0.5 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first half of 1998 reflecting the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997, the Company announced a 750,000 share repurchase program under which the Company may repurchase its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plan has a term of three years. During 1997, the Company repurchased 313,000 shares of its stock for a total of $2,280,375. In the first half of 1998, the Company purchased 125,000 shares of its stock for a total of $928,750. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At June 30, 1998 the Company had $8.1 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, had federal and state net capital requirements at June 30, 1998 of $25,000. The aggregate net capital of LFD was $0.3 million at June 30,1998. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on June 30, 1998 decreased to $9.9 million from $10.1 million at December 31, 1997 primarily as a result of the purchase of $0.9 million of treasury shares offset partially by the Company's $0.4 million in net income and amortization of $0.3 million of deferred compensation.

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

Forward Looking Statements

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



Part II.  Other Information

Item 1.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)      Date of Meeting:  May 13, 1998 Annual Meeting of Stockholders

   (b) Matters voted on and number of affirmative/negative votes:

         1.  Election of Directors:
              Sion A. Boney, Haynes G. Griffin, Robert M. DeMichele

              For All Directors:  4,974,937      Withheld Authority:  71,577

         2. Ratification of the selection of KPMG Peat Marwick L.L.P. as the independent auditors for the current calendar year.

      Votes:                For              Against           Abstain
                         5,043,388             234              2,892

Item 5.  Other Information

Subsequent to June 30, 1998, the Company received verbal notification that its advisory relationship with one of its larger accounts will be terminated in the fourth quarter of 1998. Assets under management in this account amounts to approximately $327 million as of June 30, 1998 and annualized revenues from this account are approximately $1.2 million.


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


LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/Richard M. Hisey
__________________________
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date: 8-14-98