Form 10-Q
period 1998-09-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1998-11-16
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09-30-98
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998.


                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          4,678,537 Shares Outstanding




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

         Part II. Other Information
                  Legal Proceedings and Exhibits





Part I.  Financial Information
Item I.  Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    9/30/1998     12/31/1997
                                                    (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                              $ 856,152      $ 193,383
   Money market accounts                             6,751,282      8,511,915
                                                   ------------   ------------
                                                     7,607,434      8,705,298
                                                   ------------   ------------
Receivables:
   Investment advisory and management fees             920,159      1,233,377
   Due from funds and other                            749,483        596,333
                                                   ------------   ------------
                                                     1,669,642      1,829,710
                                                   ------------   ------------
Marketable securities                                1,893,557      1,524,788
Prepaid expenses                                     1,724,312      1,708,122
Prepaid taxes                                           11,780          6,203
Fixed assets (net of accumulated depreciation
   and amortization)                                 1,211,487      1,384,772
Intangible assets (net of accumulated amortization)    182,526        194,676
Deferred income taxes                                1,802,467      1,938,213
Other assets                                             8,606        141,491
                                                   ------------   ------------
       Total assets                                $16,111,811   $ 17,433,273
                                                   ============   ============

Liabilities:
Accounts payable and other accrued expenses        $ 3,528,148    $ 4,437,585
Deferred income                                      1,841,984      1,626,123
Deferred compensation                                  756,416              -
Federal income taxes payable                           889,972        863,667
Other liabilities                                       16,970         10,579
                                                   ------------   ------------
       Total liabilities                             7,033,490      6,937,954
                                                   ------------   ------------
Minority interest                                      409,581        405,058

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000
  authorized shares; 5,487,887 issued                   54,879         54,879
Additional paid-in capital                          21,571,328     21,708,142
Accumulated deficit                                 (8,849,869)    (9,345,918)
Deferred compensation                               (1,276,679)    (1,654,342)
Treasury stock at cost                              (2,830,919)      (672,500)
                                                   ------------   ------------
       Total stockholders' equity                    8,668,740     10,090,261
                                                   ------------   ------------

       Total liabilities and stockholders' equity  $16,111,811   $ 17,433,273
                                                   ============   ============


See  accompanying  notes  to the  condensed  consolidated  financial  statements
(Unaudited).




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                                1998           1997            1998           1997

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
           $92,000,  $178,000,  $278,000, and $465,000
            respectively from related parties)              $ 2,369,093    $ 3,401,795     $ 7,903,443    $ 9,328,513
      Mutual fund commissions                                    11,304          9,406          60,252         38,481
      Other management fees (including approximately
          $761,000,  $694,000,  $2,245,000, and
          $1,969,000 respectively from related parties)       2,045,178      1,788,396       5,955,961      5,129,896
   Commissions income                                            28,604         51,670          80,580        121,141
   Other income/(loss)                                         (114,693)       221,931          16,033        658,412
                                                            -----------    -----------     -----------    -----------
        Total revenues                                        4,339,486      5,473,198      14,016,269     15,276,443
                                                            -----------    -----------     -----------    -----------

Expenses:
   Salaries and other compensation                            2,131,241      2,197,855       6,887,635      6,568,937
   Selling and promotional                                      264,573        232,277         760,205        797,402
   Administrative and general                                 1,729,678      1,853,768       5,400,263      4,291,135
                                                            -----------    -----------     -----------    -----------
        Total expenses                                        4,125,492      4,283,900      13,048,103     11,657,474
                                                            -----------    -----------     -----------    -----------
        Income before income taxes and minority interest        213,994      1,189,298         968,166      3,618,969

Provision for income  taxes
   Current                                                      199,553        293,036         319,597        237,530
   Deferred                                                     (83,279)       250,429         135,745      1,040,125
                                                            -----------    -----------     -----------    -----------
        Total provision                                         116,274        543,465         455,342      1,277,655
                                                            -----------    -----------     -----------    -----------
        Income before minority interest                          97,720        645,833         512,824      2,341,314
Minority interest                                                 8,703         17,009          16,773         41,744
                                                            -----------    -----------     -----------    -----------
        Net income                                             $ 89,017      $ 628,824       $ 496,051     $2,299,570
                                                            ===========    ===========     ===========    ===========

Earnings per share:
   Basic earnings per share                                       $0.02          $0.12           $0.10          $0.43
                                                            ===========    ===========     ===========    ===========
   Diluted earnings per share                                     $0.02          $0.12           $0.10          $0.43
                                                            ===========    ===========     ===========    ===========

   Average shares outstanding during the period               4,982,511      5,231,409       5,088,603      5,371,806
                                                            ===========    ===========     ===========    ===========



See  accompanying  notes  to the  condensed  consolidated  financial  statements
(Unaudited).




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                                                             Nine Months Ended Sept. 30,
                                                                              1998               1997
                                                                              ----               ----
Cash flows from operating activities:
Net income                                                                    $ 496,051        $ 2,299,570
Adjustments to reconcile net income to net cash provided
   by  operating activities:
      Depreciation and amortization                                             249,450            243,802
      Deferred income taxes                                                     135,746          1,040,125
      Minority interest                                                          16,773             41,744
      Compensation expense - stock options                                      466,351                  -
Change in assets and liabilities
      Receivables                                                               160,068             13,707
      Marketable securities                                                    (368,769)          (547,824)
      Prepaid expenses                                                          (16,190)        (1,134,393)
      Prepaid taxes                                                              (5,577)             5,697
      Accounts payable and accrued expenses                                    (909,437)           112,257
      Federal income taxes payable                                               26,305           (164,326)
      Deferred income                                                           215,861            280,141
      Deferred compensation                                                     756,416                  -
      Other, net                                                                139,276             27,902
                                                                         ---------------    ---------------
Net cash provided by operating activities                                     1,362,324          2,218,402

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                           (64,015)          (298,529)

Cash flows from financing activities:
      Dividends and other                                                      (147,000)                 -
      Purchase of treasury stock                                             (2,249,173)        (2,280,375)
                                                                         ---------------    ---------------
Net cash used in financing activities                                        (2,396,173)        (2,280,375)
Net decrease in cash and cash equivalents                                    (1,097,864)          (360,502)
Cash and cash equivalents, beginning of period                                8,705,298          7,529,824
                                                                         ---------------    ---------------
Cash and cash equivalents, end of period                                    $ 7,607,434        $ 7,169,322
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


2.  Common Stock Buy-Back Program

On March 7, 1997 and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plans have terms of three years. During 1997, the Company repurchased 313,000 shares of stock for a total of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. In the first nine months of 1998, the Company purchased 507,350 shares of its stock for a total of $2,249,173. During the nine months ended, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 11,000 shares have been issued under the plan.


3.  New Accounting Pronouncements

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

In July 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust are to be consolidated with those of the employer and the value of the investments held in the rabbi trust should be classified as a liability. The Company has adopted EITF 97-14 as of September 30, 1998. The investments held in the rabbi trust are diversified into other investments, and at September 30, 1998, the value of these investments was $756,416.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1997 is incorporated herein by reference and should be read in conjunction with the following.

Nine Months Ended September 30, 1998 and 1997

The consolidated net income for the nine months ended September 30, 1998 was $0.5 million, or $0.10 per share, compared to $2.3 million, or $0.43 per share for the first nine months of 1997.

Total assets under management at September 30, 1998 were $3.2 billion compared to $3.8 billion at September 30, 1997. Mutual fund assets under management decreased $0.5 billion from the year earlier period from $2.2 billion to $1.7 billion.

Total revenues of $14.0 million are down $1.3 million from $15.3 million in the first nine months of 1997. Mutual fund management fees, the Company's largest revenue source, decreased $1.4 million to $7.9 million in the first nine months of 1998 compared to $9.3 million in the first nine months of 1997. The decrease is mainly attributable to corrections in securities markets around the world. These corrections began in the emerging markets of the Far East in the fourth quarter of 1997 and immediately spread to other emerging markets around the world through the end of 1997 and into 1998. With the "Asian Flu" showing no signs of abatement in 1998, capital markets around the world began to question the prospects for continued economic growth; consequently, the more developed capital markets of the world have experienced corrections. The Company's assets under management are invested in capital markets around the world and these investments were adversely impacted by the broad downturn in capital markets.

Other management fees of $6.0 million increased $0.9 million from $5.1 million in the first nine months of 1997. The Company's private account business accounted for $0.7 million of the increase due to continued increases in assets under management associated with the continuing strength of the U.S. equity markets. Institutional asset management fees contributed $0.1 million of the increase despite a $0.1 billion decline in assets under management during the quarter. This reflects the fact that these accounts are billed quarterly based on the assets under management as of the end of the immediately preceding quarter. Other income decreased $0.6 million from the first nine months of 1997. This decrease is a result of unrealized depreciation of marketable securities of $0.3 million for nine months ended September 30, 1998 versus unrealized appreciation of marketable securities of $0.3 million for the first nine months of 1997. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company.

Total expenses of $13.0 million are $1.3 million above total expenses of $11.7 million in the first nine months of 1997. The total expense increase was primarily due to administrative and general expenses of $5.4 million which are $1.1 million above $4.3 million for the first nine months of 1997. This increase is almost entirely attributable to the Company's administrative contract with Select Advisors ("Select") for the Company's private account operations. This contract was part of the reorganization of this business, which occurred in 1996. Under this contract the Company pays fees to Select for administrative and support services for the Company's private account clients. Because these clients are billed annually in advance, the expenses incurred for the administrative contract are deferred and amortized evenly over a twelve-month period. Expenses in the first nine months of 1998 include amortization of the contract expense across the entire client base. Prior to September 30, 1996, the date of the West Coast reorganization, a subsidiary of the Company was performing all administrative services and therefore did not incur a fee to Select. In 1997 the Company benefited from the fact that no administrative fees were charged for those accounts which entered into or renewed advisory agreements prior to the West Coast reorganization on September 30, 1996. Partially offsetting this increase was a decrease in sub-advisory fees associated with mutual fund revenue, which decreased $0.1 million from last year, primarily due to the decrease in average net assets in the funds which have shared revenue arrangements.

Total personnel costs of $6.9 million are $0.3 million higher than the $6.6 million recorded in the first nine months of 1997. Of this increase, $0.5 million is due to the amortization of restricted stock issued to certain key executive employees in 1997 and 1998. In addition, salaries increased approximately $0.3 million due to annual salary increases. Partially offsetting these increases was a reduction in bonus expense of $0.6 million due to the Company's lower earnings.

Selling and promotional costs of $0.8 million in 1998 were consistent with the first nine months of 1997.

Pre-tax income of $1.0 million decreased $2.6 million from $3.6 million recorded in the first nine months of 1997. The provision for state and federal taxes decreased $0.8 million due to the decrease in taxable income. The Company used $1.6 million in net operating loss carryforwards ("NOLs") in the first nine months of 1998, and the Company has remaining approximately $0.4 million which are available to offset future taxable income and which expire over the period 2003 through 2010.


Three Months Ended September  30, 1998 and 1997

The consolidated net income for the three months ended September 30, 1998 was $89,017, compared to $628,824 for the third quarter of 1997.

Total revenues of $4.3 million are 21% below the third quarter of 1997 when the Company recorded revenues of $5.5 million. Mutual fund management fees of $2.4 million were $1.0 million below the third quarter of 1997 due to lower assets under management and a change in the product mix of assets under management. Mutual fund assets under management of $1.7 billion are $0.5 billion lower at September 30, 1998 than at September 30, 1997. The most significant declines occurred in the Lexington Troika Dialog Russia Fund which dropped $181 million from the September 30, 1997 figure of $200 million, and in the Lexington Worldwide Emerging Markets Fund which dropped $138 million from the September 30, 1997 figure of $204 million. Other income of negative $0.1 million is $0.3 million below the third quarter of 1997 and reflects unrealized depreciation in the Company's investment accounts. For the three months ended September 30, 1998, unrealized depreciation totaled $0.2 million compared to unrealized appreciation of $0.1 million for the third quarter of 1997. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company. Other management fees of $2.0 million are up $0.2 million from $1.8 million in the prior year period. The private account business accounts for the increase, due to an increase in assets under management in this segment.

Total expenses of $4.1 million decreased $0.2 million from $4.3 million in the third quarter of 1997. Of this decrease, $0.1 million is due to administrative and general expenses, and $0.1 million is due to salaries and other compensation. Despite a $0.3 million increase in administrative fees to Select, administrative and general expenses declined from the prior year period due to a $0.3 million decrease in sub-advisory fees. These fees declined with the decline in assets under management. Also contributing to the decline was a $0.1 million decrease in professional fees, due to a decline in tax services and employee recruiting fees. Salaries and other compensation decreased $0.1 million as a result of a $0.4 million decrease in bonus expense, due to the Company's lower profits. Partially offsetting this decline is a $0.2 million increase in the amortization of restricted stock associated with the granting of restricted stock in 1997 and 1998, as well as a $0.1 million increase in salaries.

Profit before tax amounted to $0.2 million, down $1.0 million from the $1.2 million recorded in the third quarter of 1997. The provision for state and federal taxes decreased $0.4 million to $0.1 million in the third quarter due to lower taxable income.

Year 2000

The Company, like most commercial and financial institutions, is working to ensure that its operating and processing systems will, along with those of its service providers, continue to function when the Year 2000 arrives. The Company has developed and implemented a comprehensive plan to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Progress reports on the Company's Year 2000 program are presented regularly to the Company's Board of Directors and senior management.

The Company's Year 2000 program, which was commenced in June 1997 and is administered by internal staff, consists of the following three components relating to the Company's operations: (i) information technology ("IT") computer systems and applications which may be impacted by the Year 2000 problem, (ii) non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and (iii) third party vendors with which the Company has significant relationships which could adversely affect the Company if such parties fail to be Year 2000 compliant.

The general phases common to all three components of the Company's Year 2000 program are: (1) Awareness (the identification of the Year 2000 issues facing the Company); (2) Assessment (the prioritization of the issues and the actions to be taken); (3) Renovation (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (4) Validation (testing of the new or modified information systems, other systems, and equipment to verify the Year 2000 readiness); (5) Implementation (actual operation of such systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's renovation program).

The Company has completed an assessment of its Year 2000 readiness and is undergoing a renovation of its internal systems which are not currently Year 2000 compliant. This phase involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices, all of which are Year 2000 compliant. The Company anticipates that the renovation phase related to these applications should be completed by the end of December 1998, and that the validation phase should be completed by the end of March 1999. The implementation phase should begin in April 1999. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $50,000, of which an aggregate of $26,000 has been incurred to date.

The Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. All outside vendors are in the validation phase.

The Company expects to be Year 2000 compliant by the first quarter of 1999 and has not yet prepared a contingency plan. However, in the first quarter of 1999, the Company will begin to prepare a contingency plan, which the Company expects to be completed by the second quarter of 1999.

Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially affect the Company's results of operations, liquidity and financial condition.

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first nine months of 1998 the Company had cash inflows from operations of $1.4 million. The major source of this cash inflow was net income.

Net cash from investing activities has ranged between inflows of $0.5 million and outflows of $0.5 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first nine months of 1998 reflecting the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997 and September 17, 1998, the Company announced share repurchase programs under which the Company may repurchase up to 1,500,000 shares of its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have three year terms. During 1997, the Company repurchased 313,000 shares of its stock for a total of $2,280,375. In the first nine months of 1998, the Company purchased 507,350 shares of its stock for a total of $2,249,173. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At September 30, 1998 the Company had $7.6 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, had federal and state net capital requirements at September 30, 1998 of $25,000. The aggregate net capital of LFD was $0.3 million at September 30,1998. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on September 30, 1998 decreased to $8.7 million from $10.1 million at December 31, 1997 primarily as a result of the purchase of $2.2 million of treasury shares offset partially by the Company's $0.5 million in net income and amortization of $0.5 million of deferred compensation.

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



Part II.  Other Information

Item 1.  Legal Proceedings

     None

Item 5.  Other Information

During the third quarter of 1998, the Company received verbal notification that its advisory relationship with one of its larger accounts will be terminated in the fourth quarter of 1998. Assets under management in this account amount to approximately $332 million as of September 30, 1998 and annualized revenues from this account are approximately $1.3 million.


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

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/Richard M. Hisey
_____________________________
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date: 11-16-98