Form 10-K
period 1998-12-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1999-03-24
CIK 1001540

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

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


PARK 80 WEST PLAZA TWO
SADDLE BROOK, NJ 07663
(201) 845-7300


              Securities registered pursuant to Section 12(b) of the Act:
                                        None

              Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The number of shares outstanding of the registrant's voting Common Stock and the aggregate market value of such Common Stock held by non-affiliates on February 23, 1999 was as follows:

                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          4,731,204 Shares Outstanding
                        Aggregate Market Value $6,692,582

Document Incorporated by Reference.

Registrant's Proxy Statement for Annual Meeting of Stockholders to be held May 13, 1999 is incorporated by reference into Part III of this Filing.




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

Item 1. Business
          HISTORY AND BUSINESS OF LEXINGTON GLOBAL ASSET MANAGERS, INC. Lexington Global Asset Managers, Inc. (the "Company") was incorporated in
Delaware in September 1995 as a holding company that offers, through its subsidiaries, a variety of asset management and related services to retail investors, institutions and private clients.
      Prior to the spin-off of the Company on December 13, 1995 (the "Spin-off"), the Company was a wholly-owned subsidiary of Piedmont Management Company Inc. ("Piedmont"), a Delaware corporation. Pursuant to the Spin-off, Piedmont contributed to the Company all of its subsidiaries engaged in the asset management business and distributed to each Piedmont stockholder one share of Common Stock of the Company for each share of Piedmont common stock held by such stockholder. The Spin-off resulted in 100% of the Common Stock of the Company being distributed to Piedmont stockholders.
    The Company manages portfolios of equity, balanced, fixed income, mortgage-backed and money market investments, which are designed to meet a broad range of investment objectives.
     At December 31, 1998 total assets under management amounted to $3.2 billion, with $1.5 billion in mutual funds, $1.1 billion in institutional accounts and $0.6 billion in private client accounts. The Company's client base consists of approximately 141,000 mutual fund shareholder accounts, approximately 20 institutional accounts, and approximately 680 private client accounts. The tables below set forth the Company's total assets under management in each of its three major markets at the dates indicated and the Company's total assets under management by type of investment.


                                Asset Composition By Market (1)
                                    (Dollars in Thousands)

                                                        December 31,
                              ------------------------------------------------------------------
                                  1998         1997          1996         1995         1994
Mutual Funds                    $1,460,303    $1,896,293   $1,797,238   $1,517,260   $1,501,668
Institutional                    1,115,762     1,109,339    1,047,244    1,134,080    1,472,122
Private Clients                    594,913       467,072      360,226      428,434      421,204
                              ------------------------------------------------------------------
     Total                      $3,170,978    $3,472,704   $3,204,708   $3,079,774   $3,394,994
                              ==================================================================


                            Asset Composition By Type of Investment
                                    (Dollars in Thousands)
                                                        December 31,
                              ------------------------------------------------------------------
                                  1998         1997          1996         1995         1994
Domestic Equity                 $1,807,759    $1,704,426   $1,330,398   $1,172,710   $1,096,988
Foreign Equity                     363,770       850,274      807,962      699,842      696,882
                              ------------------------------------------------------------------
     Subtotal (2)                2,171,529     2,554,700    2,138,360    1,872,552    1,793,870
Precious Metals (3)                 94,033       118,416      201,295      273,411      347,023
Fixed Income                       758,686       634,029      668,841      712,830      976,104
Money Market Funds                 146,730       165,559      196,212      220,981      277,997
                              ------------------------------------------------------------------
     Total                      $3,170,978    $3,472,704   $3,204,708   $3,079,774   $3,394,994
                              ==================================================================

-----------------------
(1) Included in the institutional assets under management are invested assets of members of the Richardson Family (defined below, see "Risk Factors---Substantial Stockholders"), principal stockholders of the Company, and certain other related persons, which assets at December 31, 1998 were valued at approximately $867 million. The fees charged for the management of such assets assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts.
(2) Excludes precious metal equities.
(3) Precious Metals includes precious metals and precious metal equities.

The following illustrates the structure of the Company as of December 31, 1998.

Lexington Global Asset Managers, Inc.

Lexington Management Corporation                (100%)
Lexington Funds Distributor, Inc.               (100%)
Market Systems Research Advisors, Inc.          ( 65%)
  Market Systems Research, Inc. (100% owned
  by Market Systems Research Advisors, Inc.)
Piedmont Asset Advisors L.L.C.                  ( 51%)



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

Mutual Funds

     Background. The mutual fund industry has expanded rapidly in the last several years. According to the Investment Company Institute, the trade association for investment companies, total assets of U.S. mutual funds have increased from $810 billion at December 31, 1988 to $5.5 trillion at December 31, 1998, an average growth rate of approximately 21% per year.

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

    Management believes that the integration of financial products with targeted services will also allow it to better pursue opportunities in various markets. For example, the Company has developed funds for the specific purpose of funding variable annuity and variable life insurance policies issued by insurance companies. Currently, two such funds are being sold by six insurance companies.

Institutional Market

      Background. The market for institutional clients includes corporate, government and multi-employee (Taft Hartley) pension plans, charitable endowments and foundations, insurance company general accounts, and defined contribution and 401(k) plans. According to the 1998 Money Market Directory of Pension Funds (including 401(k) plans), the institutional market represented over $5.9 trillion in total assets under management, including defined benefit plan assets, endowments and foundations.

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

    The Company, through its subsidiaries, acts as subadvisor under several variable annuity contracts and variable life insurance policies, including contracts and policies with London Pacific Life & Annuity Company. The Company also makes certain of its mutual funds available to selected insurance companies as funding vehicles for variable annuity contracts and variable life insurance policies, including Aetna Insurance Company of America, SafeCo Life Insurance Company, Kemper Investors Life Insurance Company, Transamerica Occidental Life Insurance Company, Great-West Life & Annuity Insurance Company, and Fortis Benefits Insurance Company.

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

     The Company has formed joint management arrangements with investment advisory firms to expand investment product offerings. The Company develops investment products in consultation with these firms which usually have a specialization in evaluating and investing in specific market segments such as convertible securities, specific geographic regions and global fixed income. These products are subsequently distributed utilizing Lexington's distribution channels and are jointly managed by the Company and the investment advisory firm. These joint management arrangements are subject to the approval of the shareholders of the fund utilizing these services and the annual approval of the Board of Directors of the fund. Firms with which the Company has developed joint management arrangements include Ariston Capital Management Corporation (convertible securities), Crosby Asset Management (US), Inc. (Asia), MFR Advisors, Inc. (Maria Fiorini Ramirez) (global fixed income), Stratos Advisors Inc. (emerging markets), and, Troika Dialog Asset Management, ZAO (Russia). Each of these firms is a registered investment advisor.

      The Lexington Crosby Small Cap Asia Growth Fund has a joint management arrangement with Crosby Asset Management (US), Inc., a wholly-owned subsidiary of the Crosby group. The Crosby group is an independent merchant bank in Asia founded in 1984 which provides a variety of financial services including investment management and corporate finance.

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

     The Lexington Worldwide Emerging Markets Fund, Inc. and the Lexington Emerging Markets Fund, Inc. have a joint management arrangement with Stratos Advisors, Inc., which is an affiliate of VZB Partners, LLC. Stratos specializes in managing assets in emerging markets and seeks to provide investment management services to institutional investors for sophisticated individual investors with net worth in excess of $1 million.

    The Lexington Troika Dialog Russia Fund, Inc. has a joint management arrangement with Troika Dialog Asset Management, ZAO, a Russian Closed Joint Stock Company, established in 1991. Troika Dialog Asset Management, a pioneer in the development of Russia's securities markets, is a sister company of the largest brokerage firm in Russia, Troika Dialog.




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

   The average account size of the Company's private clients is $875,000. With approximately 680 private clients, the Company's clients are generally heads of households in their mid-40s to 60s with a high proportion of their wealth in liquid assets.

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


LMC and LFD

    LMC and LFD, both located in Saddle Brook, New Jersey, form the core business of the Company generating approximately 95% of revenues in 1998. LMC and its predecessors have been active in the investment management business since 1938. LMC provides products and services for institutional clients including corporate, government and Taft Hartley pension plans, charitable endowments and foundations, insurance company general and separate accounts and defined contribution and 401(k) plans. The Company's private client business is also conducted primarily through LMC. LMC targets accounts in this market with up to $5 million to invest, which accounts typically include wealthy individuals and smaller institutional accounts, including foundations, not-for-profit corporations, pension plans and employee benefit plans.

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

     Certain funds specialize in specific industries or sectors, such as precious metals and natural resources, but most are broadly diversified. Currently, the Lexington Funds have approximately 141,000 shareholders. Of the seventeen Lexington Funds, two are load funds and fifteen are no-load funds. Investment advisory services, as well as management research and statistical services, are provided to each fund by LMC and LFD. As compensation for such services, the mutual funds pay a fee which is based upon average net assets under management.

The following table sets forth the assets for each of the five years ended December 31, 1998 of each of the Lexington Funds and for each fund to which LMC and LFD provides subadvisory and/or administration services.


                                                    Fund Assets (1)
                                                 (Dollars in Thousands)
                                                                                     December 31,
                                                               ----------------------------------------------------------
                                                                  1998        1997       1996        1995        1994
Domestic Equity*
Lexington Growth & Income Fund                                    $245,734   $228,058    $200,231    $138,840   $124,292
Lexington Corporate Leaders Trust Fund                             482,678    476,405     384,990     247,560    152,990
London Pacific Corporate Leaders                                     8,182      3,506       1,311           -          -
Lexington Natural Resources Trust                                   35,442     65,320      37,896      16,962     13,620
Lexington SmallCap Value Fund, Inc.                                  8,165      9,578       8,056           -          -
                                                               ----------------------------------------------------------
     Total Domestic Equity                                        $780,201   $782,867    $632,484    $403,362   $290,902
                                                               ----------------------------------------------------------
Fixed Income*
Lexington Money Market Trust                                       $86,494    $94,349     $97,680     $88,961   $110,811
Lexington Short-Intermediate Government
  Securities Fund, Inc. (2)                                              -          -           -           -      5,799
Lexington GNMA Income Fund, Inc.                                   273,063    157,608     133,660     130,735    132,362
Lexington Ramirez Global Income Fund (3)                            36,411     23,569      28,992      10,754     10,578
Lexington Tax Free Money Fund, Inc. (4)                                  -          -      26,528      28,203     37,531
Lexington Convertible Securities Fund                               10,306     10,350      11,208      11,634      8,021
SBL Fund Series K (5) (6) (7)                                       13,066     14,445      11,755       5,684          -
Security Income Fund-Global Aggressive
  Bond Series (5) (6) (7)                                            4,327      6,269       4,915       4,409          -
                                                               ----------------------------------------------------------
     Total Fixed Income                                           $423,667   $306,590    $314,738    $280,380   $305,102
                                                               ----------------------------------------------------------
Global/ International Equity *
Lexington Worldwide Emerging Markets Fund, Inc. (8)                $67,732   $137,988    $256,532    $260,423   $288,511
Lexington Global Fund, Inc.                                         17,846     35,088      37,216      53,635     67,353
Lexington Emerging Markets Fund, Inc.                               15,357     24,061      21,581       7,840      4,598
Lexington International Fund, Inc.                                  24,000     19,950      18,891      17,855     17,811
Lexington Crosby Small Cap Asia Growth Fund                         18,209     13,986      25,246       8,900          -
SBL Fund Series D (5) (6) (7) (10)                                       -    285,864     246,908     177,935    147,028
Parkstone Advantage International Discovery Fund (7)                     -          -           -      11,649      9,501
Security Equity Fund-Global Series (5) (6) (7) (10)                      -     33,834      28,543      21,870     23,839
Lexington Troika Dialog Russia Fund (9)                             19,258    137,649      13,804           -          -
                                                               ----------------------------------------------------------
     Total Global/International Equity                            $162,402   $688,420    $648,721    $560,107   $558,641
                                                               ----------------------------------------------------------
Precious Metal Equity*
Lexington Goldfund, Inc.                                           $50,886    $53,945    $109,215    $136,361   $158,846
Lexington Strategic Investments Fund, Inc. (7)                      17,502     20,760      43,702      76,280    138,164
Lexington Strategic Silver Fund, Inc. (7)                           25,645     43,711      48,378      60,770     50,013
                                                               ----------------------------------------------------------
     Total Precious Metal Equity                                   $94,033   $118,416    $201,295    $273,411   $347,023
                                                               ----------------------------------------------------------
     Total Funds                                                $1,460,303 $1,896,293  $1,797,238  $1,517,260 $1,501,668
                                                               ==========================================================

--------------------------------------------------------
(1) Each of the funds listed is an open-end fund. Unless otherwise indicated, each of the funds is a no-load fund.
(2) Fund  liquidated in December 1995.
(3) Fund changed objective from tax-exempt bond fund to global income fund on January 3, 1995.
(4)   Fund liquidated in August 1997.
(5)   Fund sponsored by Security Benefit Life Insurance Company.
(6) Fund to which the Company, through its subsidiaries, provides subadvisory and administration services.
(7) Load fund.
(8) Fund changed objective from growth fund to emerging markets growth fund in June 1991.
(9)   Fund commenced operations in June 1996.
(10) Sub-advisory relationship terminated November 2, 1998.

* Of each of the Company's four market segments, Domestic Equity, Fixed Income, Global/International Equity and Precious Metal Equity, invested assets held by the Richardson Family constituted 30.8%, 22.2%, 31.0% and 0%, respectively, of the total assets under management with respect to each segment at December 31, 1998.


Other Subsidiaries

At December 31, 1998, the Company had 2 subsidiaries in addition to LMC and LFD:
Market Systems Research Advisors, Inc.("MSR") and Piedmont Asset Advisors L.L.C. ("PAA").

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

PAA--New York, New York.
     The Company owns 51% of PAA, an entity formed in 1994 which served as a general partner of a limited investment partnership engaged in the asset management business. (PAA's activities in the limited partnership were terminated in the third quarter of 1996.) The remainder of PAA is owned by R.V.Consultants, Inc. a company which is owned by Messrs. Stuart S. Richardson, Robert M. DeMichele and Richard M. Hisey, all of whom are principal employees of the Company. At this point in time, PAA is an inactive company.

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

          (57%) The Lexington Family of No Load Mutual Funds are sold through direct sales and marketing efforts utilizing print, radio and television advertising.

          (37%) The Company also has shareholder servicing arrangements with discount brokers, including Charles Schwab Mutual Fund OneSource(R), Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection and First Trust Corporation. The Company also has a number of its funds included in strategic alliances and "wrap" programs, which will offer greater distribution opportunities in the future. At December 31, 1998, approximately $535 million, or 37%, of LMC's total mutual fund assets have been generated through these named shareholder servicing arrangements. Under these shareholder servicing arrangements, the discount broker, which sells, markets and distributes many mutual funds other than the Lexington Funds is paid a fee for recordkeeping, shareholder communications and other services provided by the discount broker to investors purchasing shares of the Lexington Funds through the discount broker's programs. This fee is typically based on the average daily value of the investments in each Lexington Fund made by the discount broker on behalf of investors participating in the discount broker's program. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets. The loss of any one or more of these shareholder servicing arrangements may materially adversely affect the Company's results of operations. The Company's ability to gain and maintain access to these distribution channels is largely dependent on the investment performance of the Company's products, the development of new investment products, marketing and pricing strategies that serve the needs of investors and discount brokers and the level of service provided by the Company. Although the Company historically has been successful in these aspects of its business, there can be no assurance that the Company can continue to maintain such access for its products.

         (1%) The Lexington Strategic Funds, which are precious metal stock funds, as well as funds sponsored by Security Benefit Life Insurance Company are sold with a sales charge through broker-dealers and directly by LFD.

         (5%) The Lexington Funds are also sold through banks and insurance companies.

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

Competition

    The asset management business is highly competitive. The Company competes with a large number of other domestic and foreign asset management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Company typically competes with other firms offering comparable investment services and objectives. According to The Money Market Directory of Pension Funds and their Investment Managers, the Company ranked among the top 390 largest of investment counsel firms, as measured by total tax-exempt assets under management at December 1998. As a result, some of the financial services companies with which the Company competes have substantially greater resources and assets under management than the Company and offer a wider variety of products and services.

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

Personnel

    At December 31, 1998, the Company employed approximately 92 people. Approximately 86, 2, 1, and 3 were located in Saddle Brook, New Jersey; Gold River, California; Dallas, Texas; and New York, New York, respectively. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.



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

     As of December 31, 1998, approximately $535 million, or 37% , of the Company's total mutual fund assets have been generated through shareholder servicing arrangements with five discount brokers; Charles Schwab Mutual Fund OneSource(R), Fidelity Funds Network(R), Jack White & Company No Transaction Fee Mutual Fund Service, Waterhouse Mutual Fund Connection, and First Trust Corporation. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets under management. The loss of any one or more of these arrangements could materially adversely affect the Company's results of operations.

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

Global/International and Precious Metal Equity Mutual Fund Holdings

    At December 31, 1998, approximately $0.5 billion, or 14.4%, of the Company's total assets under management were invested in global/international and precious metal equities. Many foreign markets, especially emerging markets and markets where precious metals are mined, may be characterized by volatile economic, political and social conditions. Many of these countries have also experienced significant exchange rate fluctuations between the local currencies and the U.S. dollar which may subject the U.S. dollar value of the Company's assets under management in global/international and precious metal equities to currency translation risk, which could materially adversely affect the Company's results of operations. The markets in such countries may also be less liquid and less efficient than domestic markets. While the Company believes international investing offers the potential for reduced risk and higher expected returns through global diversification, fluctuations in foreign markets may have a material adverse effect on the value of the assets under management in the Company's global/international and precious metal equities.

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

The Company expects to be Year 2000 compliant during the second quarter of 1999 and is in the process of preparing a contingency plan, which should be completed by the second quarter of 1999. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially affect the Company's results of operations, liquidity and financial condition.

For additional information on Year 2000 status, please refer to Item 7, Management's Discussion and Analysis.

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

Company Buy-Back Program

     On March 7, 1997 and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. Also during 1998, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 244,000 shares have been awarded and 77,671 shares have been issued under the plan.

Substantial Stockholders

     Descendants of Lunsford Richardson, Sr., their spouses, trusts, a corporation in which they have interests and charitable organizations established by such descendants (the "Richardson Family") some of whom are directors of the Company, beneficially own shares of Common Stock representing over 48% of the voting power of all the Company's outstanding voting securities. Accordingly, the Richardson Family has the ability to exert significant influence over the outcome of any matters submitted to the Company's stockholders for approval, including mergers, consolidations or the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

     At December 31, 1998 the Company also managed approximately $867 million in invested assets of the Richardson Family and certain other related persons which represent approximately 27.3% of the Company's total assets under management at such date. The fees charged for the management of such assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts. While the Company believes that it will continue to manage these assets, no assurance can be given with respect to the continued management of these assets. The loss of such assets would materially adversely affect the Company's results of operations.

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

    In addition to the above leases, the Company leases equipment on a long-term or month-to-month basis, which rental expense was approximately $116,000 in 1998.

      Additional information concerning leases is provided in Note 8 of the Notes to Consolidated Financial Statements, and such information is incorporated in this item by reference.

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

              2.   Ratification   of  the  selection  of  KPMG  LLP  as  the
independent auditors for the current calendar year.

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




                                 PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol LGAM. The quarterly range of prices of the Company's Common Stock as reported by the NASDAQ National Market System were as follows:

                            1998                             1997
                     High         Low                 High          Low

First              $ 9.500      $ 6.750              $ 7.125      $ 5.875
Second             $ 8.500      $ 6.750              $ 7.000      $ 5.875
Third              $ 7.250      $ 3.313              $ 9.500      $ 6.875
Fourth             $ 5.250      $ 3.250             $ 10.125      $ 8.000


On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. Also during 1998, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 244,000 shares have been awarded and 77,671 shares have been issued under the plan.

    The payment of any dividends will depend, among other things, upon the Company's earnings, assets and general financial condition, and upon other relevant factors.

       As of  December  31,  1998,  there  were 607  holders of record of Common
Stock.


Item 6.  Selected Financial Data

                                                              Year Ended December 31,
                                          -----------------------------------------------------------------
                                              1998         1997         1996         1995         1994
                                                       (000's omitted except per share data)
                                                                    (Unaudited)
Results of Operation:
      Total revenues (1)                       $19,437      $21,213      $21,824      $21,683      $22,982
      Total expenses                            17,962       17,548       18,697       19,361       17,878
      Provision for taxes                          724        1,208        1,270          700        2,059
      Net income                                   714        2,397        2,475        1,579        2,990

Per Share Data:
      Basic earnings per share                   $0.14        $0.45        $0.45        $0.29        $0.55
      Diluted earnings per share                 $0.14        $0.45        $0.45        $0.29        $0.55

Financial Position:
      Total assets                             $16,883      $17,433      $16,078      $14,774      $13,646
      Total liabilities                          7,514        6,938        5,911        6,994       16,201
      Total stockholders' equity (deficit)       8,940       10,090        9,822        7,347       (2,908)

(1) Decrease in revenue from 1996 is attributable to the sale of four subsidiaries, LFSI, LCMA, LPA, LCMII to Berkeley USA Holdings Limited and a U.S. unit of London Pacific Group on September 30, 1996.





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


1998 Compared with 1997

The consolidated net income in 1998 was $0.7 million, $0.14 per share, compared to net income of $2.4 million, $0.45 per share in 1997.

Total assets under management at December 31, 1998 were $3.2 billion compared to $3.5 billion at December 31, 1997. Mutual fund assets under management decreased $0.4 billion from the prior year, while private account assets increased $0.1 billion. The decrease in mutual fund assets is mainly attributable to the termination of an advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Assets under management in this relationship were approximately $300 million. In addition, the turmoil in emerging markets in 1998 adversely affected the Company's funds with exposure to these markets. The Lexington Troika Dialog Russia Fund and the Lexington Worldwide Emerging Markets Fund each declined by approximately $100 million from December 31, 1997. Partially offsetting these declines was strong performance or growth in several other products, most notably the Lexington GNMA Income Fund which increased in size by approximately $100 million from December 31, 1997. Both the private account and institutional segments, which are primarily invested in the U.S. equity and bond markets, experienced growth in assets through strong performance results associated with the robust U.S. capital markets in 1998.

For the year ended December 31, 1998, total revenues of $19.4 million declined by $1.8 million from $21.2 million in 1997. Net mutual fund revenues decreased by approximately $2.6 million from $13.5 million to $10.9 million with the decline in assets under management.

Mutual fund commissions of $72 thousand were more than the $63 thousand recorded in 1997 because sales of the Company's two products with sales loads increased as a result of investor interest in precious metals mutual funds.

Other management fees of $8.0 million are up approximately $1.0 million from $7.0 million in 1997. The Company's private account business accounted for approximately $0.9 million of the increase due to continued increases in assets under management associated with the continuing strength of the U.S. equity markets. Institutional asset management fees contributed $0.1 million of the increase.

Commission income of $109 thousand decreased $42 thousand from $151 thousand in 1997. The decrease is due to client terminations.

Other income of $0.3 million decreased $0.2 million from $0.5 million in 1997. The decrease is a result of unrealized depreciation of marketable securities. The unrealized depreciation stems from the Company's investments in a number of the funds managed by the Company.

Total expenses in 1998 increased by approximately $0.5 million to $18.0 million from $17.5 million in 1997 due primarily to administrative and general expenses, which increased $0.7 million. This increase is almost entirely attributable to the Company's administrative contract with Select Advisors ("Select") for the Company's private account business. This contract was part of the reorganization of this business, which occurred in 1996. Under this contract the Company pays fees to Select for administrative and support services for the Company's private account clients. Because these clients are billed annually in advance, the expenses incurred for the administrative contract are amortized evenly over a twelve-month period. The 1998 expense includes amortization of the contract expense across the entire client base. In 1997, the Company benefited from the fact that no administrative fees were charged in 1997 for those accounts which entered into or renewed advisory agreements in the first nine months of 1996; i.e., prior to September 30, 1996, the date of the reorganization. Partially offsetting the increase is a decrease of $0.3 million in selling and promotional expense, mainly attributed to a reduction in advertising and sales literature for the year. These expenses declined as the Company made greater use of public relations in its promotional efforts. Total personnel costs of $9.0 million are even with 1997. Although the costs are even, the Company recognized an increase of $0.5 million of expense associated with the issuance of restricted stock to certain key executive employees. In addition, salaries increased $0.2 million due to annual salary increases. Offsetting the increase was a reduction in bonus expense due to the Company's lower earnings.

Pre-tax income of $1.5 million is $2.2 million less than the $3.7 million recorded in 1997. The provision for state and federal taxes decreased $0.5 million due to the decrease in taxable income. The Company used approximately
$1.8 million of net operating loss carryforwards (NOLs) in 1998 and has remaining NOLs of approximately $0.2 million which are available to offset future taxable income which expire over the period 2008 through 2013.



1997 Compared with 1996

The consolidated net income in 1997 was $2.4 million, $0.45 per share, compared to net income of $2.5 million, $0.45 per share in 1996. Included in the 1996 results is a one-time pre-tax gain of $0.5 million ($0.09 per share) from the sale of four of the Company's West Coast subsidiaries. On September 30, 1996, the Company sold four of the California subsidiaries: Lexington Capital Management Associates ("LCMA"), Lexington Financial Services, Inc. ("LFSI"), Lexington Plan Administrators ("LPA"), and LCMI Insurance Services ("LCMII"). On December 31, 1996, the remaining West Coast subsidiary, Lexington Capital Management ("LCM") was merged into Lexington Management Corporation ("LMC"), the Company's principal operating subsidiary.

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

Total revenues of $21.2 million are 2.8% below 1996 when the Company recorded revenues of $21.8 million. Revenues from the West Coast operations which were reorganized and partially disposed of in 1996, amounted to $3.4 million in 1997 and $5.6 million in 1996. Excluding the West Coast operations, total revenues of $17.8 million were $1.6 million above the $16.2 million recorded in 1996.

Net mutual fund management fees, the Company's largest revenue source, increased approximately $1.8 million to $13.5 million in 1997 compared to $11.7 million in 1996. These revenues increased as a result of the growth in mutual fund assets under management. However, underlying the growth in assets under management is a shift in assets under management from some of the Company's higher priced products (emerging markets and precious metals) to some of the lower priced products (domestic equity and fixed income) and to products with shared revenue arrangements (sub-advisory relationships). This shift occurred as a result of relative investment performance and changing investor preferences which toward the end of the year favored U.S. capital markets over some of the foreign markets, particularly the emerging markets.

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

Total expenses of $17.5 million are $1.2 million below total expenses of $18.7 million in 1996. Virtually all of the decline is attributable to the disposed and reorganized West Coast operations which recorded total expenses of $2.3 million in 1997 compared to $5.3 million in the prior year period, offset by an increase of $0.9 million of subadvisor fees due to the increase in assets under management with subadvisory agreements.

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

Selling and promotional costs of $1.3 million are $0.1 million above the $1.2 million in such costs in the prior year, reflecting LMC's greater advertising support behind several mutual funds with superior performance results. In particular, the Lexington Troika Dialog Russia Fund received significant support in the second half of 1997 as its performance placed the Fund in the top five of the entire equity fund universe followed by Lipper Analytical Services.

General and administrative costs of $7.2 million are $1.0 million above the prior year's figure of $6.2 million. The increase is primarily attributable to a $0.9 million increase in subadvisory fees. The increase was due to an increase in assets under management with subadvisory agreements. Also contributing to the increase were higher administrative costs related to assets generated from its West Coast operations and one-time costs related to the termination of the Company's former portfolio management system. The Company's new system is fully state-of-the-art which includes compliance with the year 2000 data requirements. Offsetting the increase was a decrease in general and administrative costs attributable to the disposed West Coast operations. In addition, the Company benefited from the absence of certain legal and audit fees associated with the Company's reorganization which impacted the prior year results.

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

Net cash from investing activities have ranged between inflows of $0.5 million and outflows of $0.3 million over the past three years. The primary use of cash in 1998 was for the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At December 31, 1998 the Company has $8.4 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, has federal and state net capital requirements at December 31, 1998 of $25,000. The aggregate net capital of LFD was $0.3 million at December 31, 1998. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on December 31, 1998 decreased to $8.9 million from $10.1 million a year earlier primarily as a result of the Company's purchase of treasury shares.

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

The Company has completed an assessment of its Year 2000 readiness and is undergoing a renovation of its internal systems which are not currently Year 2000 compliant. This phase involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices, all of which are Year 2000 compliant. The Company anticipates that the renovation phase related to these applications should be completed by the end of March 1999, and that the validation phase should be completed by the end of April 1999. The implementation phase has commenced (overlapping the validation phase) with systems being installed at the completion of their validation testing. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $174,000, of which an aggregate of $56,000 has been incurred to date.

The Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. All outside vendors are in the validation phase.

The Company expects to be Year 2000 compliant during the second quarter of 1999 and is in the process of preparing a contingency plan, which should be completed by the second quarter of 1999.

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



Item 8.  Financial Statements


     The following are included and filed under this item:



 Independent Auditors' Report ...............................................18


LEXINGTON GLOBAL ASSET MANAGERS, INC.

Consolidated Statements of Financial Condition--December 31, 1998 and 1997...19 Consolidated Statements of Operations--Years Ended December 31, 1998,
1997 and 1996 ...............................................................20
Consolidated Statements of Changes in Stockholders' Equity--Years Ended
 December 31, 1998, 1997 and  1996 ..........................................21
Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996 ..............................................................22
Notes to Consolidated Financial Statements ..................................23





                          Independent Auditors' Report


To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc.:

We have audited the accompanying consolidated statements of financial condition of Lexington Global Asset Managers, Inc. and Subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 were audited by other auditors whose report thereon, dated February 19, 1997, except for Note 15 as to which the date is March 22, 1999, expressed an unqualified opinion on these consolidated financial statements.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two-year period then ended in conformity with generally accepted accounting principles.




                                  /s/ KPMG LLP
                                    KPMG LLP


New York, New York
February 16, 1999




                      LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                           AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,
                                                          1998               1997

Assets:
Cash and cash equivalents:
   Cash                                                   $ 228,347          $ 193,383
   Money market accounts                                  8,209,827          8,511,915
                                                      --------------    ---------------
                                                          8,438,174          8,705,298
                                                      --------------    ---------------

Receivables:
   Investment advisory and management fees                  863,920          1,233,377
   Due from funds and other                                 426,585            596,333
                                                      --------------    ---------------
                                                          1,290,505          1,829,710
                                                      --------------    ---------------
Trading securities                                        1,337,110          1,524,788
Prepaid expenses                                          1,859,517          1,608,122
Prepaid taxes                                               182,066            106,203
Fixed assets (net of accumulated depreciation and
   amortization)                                          1,193,515          1,384,772
Intangible assets (net of accumulated amortization)         178,476            194,676
Assets associated with deferred compensation                834,309                  -
Deferred tax asset, net                                   1,560,686          1,938,213
Other assets                                                  8,608            141,491
                                                      --------------    ---------------
        Total assets                                   $ 16,882,966       $ 17,433,273
                                                      ==============    ===============


Liabilities:
Accounts payable and accrued expenses                     $ 769,969          $ 926,177
Accrued compensation                                        615,055          1,530,100
Accrued employee benefits                                 2,559,653          1,981,308
Deferred income                                           1,879,969          1,626,123
Deferred compensation                                       834,309                  -
Federal income taxes payable                                843,434            863,667
Other liabilities                                            11,391             10,579
                                                      --------------    ---------------
        Total liabilities                                 7,513,780          6,937,954
                                                      --------------    ---------------
Minority interest                                           428,821            405,058

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized
shares; 5,487,887 issued, 4,720,208 and 5,174,887,
 respectively, outstanding                                   54,879             54,879
Additional paid-in capital                               21,573,392         21,708,142
Accumulated deficit                                      (8,633,541)        (9,345,918)
Deferred compensation                                    (1,118,758)        (1,654,342)
Treasury stock at cost                                   (2,935,607)          (672,500)
                                                      --------------    ---------------
        Total stockholders' equity                        8,940,365         10,090,261
                                                      --------------    ---------------

        Total liabilities and stockholders' equity     $ 16,882,966       $ 17,433,273
                                                      ==============    ===============



           See accompanying notes to the consolidated financial statements.

                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

                                                           1998            1997            1996

Revenues:
   Investment advisory:
      Mutual fund management fees (including
          approximately $318,000,  $521,000 and $430,000,
          respectively, from related parties)               $ 10,920,941    $ 13,458,933    $ 11,736,786
      Mutual fund commissions                                     71,600          62,838         215,656
      Other management fees (including approximately
         $2,954,000,  $2,695,000 and  $2,102,000,
         respectively, from related parties)                   7,991,944       7,044,356       7,395,337
   Commissions income                                            108,508         151,334       1,734,411
   Other income                                                  343,711         495,175         742,092
                                                           --------------  --------------  --------------
       Total revenues                                         19,436,704      21,212,636      21,824,282
                                                           --------------  --------------  --------------

Expenses:
   Salaries and other compensation                             9,011,246       9,015,128      11,241,242
   Selling and promotional                                       971,841       1,299,742       1,231,927
   Administrative and general                                  7,979,098       7,233,004       6,223,394
                                                           --------------  --------------  --------------
       Total expenses                                         17,962,185      17,547,874      18,696,563
                                                           --------------  --------------  --------------
       Income before income taxes, gain on sale of
            subsidiaries, and minority interest                1,474,519       3,664,762       3,127,719

Gain on sale of subsidiaries                                           -               -         529,881

Provision (benefit) for income taxes:
   Current                                                       346,539          13,929       1,353,734
   Deferred                                                      377,527       1,193,629         (83,559)
                                                           --------------  --------------  --------------
       Total provision                                           724,066       1,207,558       1,270,175
                                                           --------------  --------------  --------------
       Income before minority interest                           750,453       2,457,204       2,387,425
Minority interest                                                 36,013          60,149         (87,227)
                                                           --------------  --------------  --------------
       Net income                                              $ 714,440     $ 2,397,055     $ 2,474,652
                                                           ==============  ==============  ==============

Earnings per share (Note 12):
   Basic earnings per share                                        $0.14           $0.45           $0.45
                                                           ==============  ==============  ==============
   Diluted earnings per share                                      $0.14           $0.45           $0.45
                                                           ==============  ==============  ==============

   Average shares outstanding during the period                4,994,048       5,322,172       5,487,887
                                                           ==============  ==============  ==============


See   accompanying   notes  to  the   consolidated   financial statements.

                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES



CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 Years Ended December 31, 1998, 1997, and 1996




                                             Common Stock                                                          Total
                                           Shares             Additional   Accumulated  Deferred     Treasury     Stockholders'
                                           Issued   Amounts Paid-In Capital  Deficit    Compensation   Shares     Equity
                                           -------- ------- --------------- ----------  ------------  -------    ------------

Balance at December 31, 1995            5,487,887  $54,879   $21,501,517  ($14,209,375)         -            -    $7,347,021
Net income                                   -         -           -         2,474,652          -            -     2,474,652
                                         -------- --------    ----------    ----------- ------------ ------------ ------------
Balance at December 31, 1996            5,487,887   54,879    21,501,517   (11,734,723)          -           -     9,821,673
Net income                                   -         -           -         2,397,055           -           -     2,397,055
Purchase of treasury shares at cost          -         -           -            (8,250)          -   (2,280,375)  (2,288,625)
Issuance of restricted stock awards          -         -         206,625          -              -    1,607,875    1,814,500
Deferred compensation amortization           -         -           -              -      (1,654,342)         -    (1,654,342)
                                         -------- --------    ----------    ----------- ------------ ------------ ------------
Balance at December 31, 1997            5,487,887   54,879    21,708,142    (9,345,918)  (1,654,342)   (672,500)  10,090,261
Net income                                   -         -           -           714,440           -           -       714,440
Purchase of treasury shares at cost          -         -           -              -              -   (2,353,857)  (2,353,857)
Issuance of restricted stock awards          -         -           -            (2,063)          -       90,750       88,687
Deferred compensation amortization           -         -           -              -         535,584          -       535,584
Miscellaneous adjustment                     -         -        (134,750)         -              -           -      (134,750)
                                         -------- --------    ----------   ----------- ------------ ------------  ------------
Balance at December 31, 1998            5,487,887  $54,879   $21,573,392   ($8,633,541) ($1,118,758)($2,935,607)  $8,940,365
                                         ======== ========    ==========    =========== ============ ============ ============


     See accompanying notes to the consolidated financial statements.

                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES




CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
                                                          1998         1997         1996

Cash flows from operating activities:
Net income                                               $ 714,440  $ 2,397,055  $ 2,474,652
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                        337,706      319,267      389,090
      Amortization of deferred costs                             -        9,220       36,884
      Gain on sale of subsidiaries                               -            -     (529,881)
      Deferred income taxes                                377,527    1,193,629      (83,559)
      Minority interest                                     36,013       60,149      (87,227)
      Compensation expense for restricted shares awarded   624,271      151,908            -
Change in assets and liabilities
      Receivables                                          539,205      200,412      754,372
      Trading securities                                   187,678     (319,438)    (273,068)
      Prepaid expenses                                    (251,395)  (1,240,043)     (17,391)
      Prepaid taxes                                        (75,863)     (94,303)      30,465
      Accounts payable and accrued expenses               (492,908)     746,259     (566,869)
      Federal income taxes payable                         (20,233)    (151,684)      36,167
      Deferred income                                      253,846      428,547     (394,955)
      Other                                                133,695       45,432       48,823
      Net assets of subsidiaries sold                            -            -     (286,425)
                                                       ------------ ------------ ------------
Net cash provided by operating activities                2,363,982    3,746,410    1,531,078
                                                       ------------ ------------ ------------

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                     (130,249)    (340,515)    (425,803)
      Purchases of intangibles                                   -            -       (7,225)
      Sale of furniture and equipment                            -            -      157,470
      Net proceeds from sale of subsidiaries                     -       49,954      816,306
                                                       ------------ ------------ ------------
Net cash (used in) provided by investing activities       (130,249)    (290,561)     540,748
                                                       ------------ ------------ ------------

Cash flows from financing activities:
      Principal payments under capital lease obligations         -            -     (157,019)
      Dividends and other                                 (147,000)           -            -
      Purchase of treasury stock                        (2,353,857)  (2,280,375)           -
                                                       ------------ ------------ ------------
Net cash used in financing activities                   (2,500,857)  (2,280,375)    (157,019)
                                                       ------------ ------------ ------------
Net increase / (decrease) in cash and cash equivalents    (267,124)   1,175,474    1,914,807
Cash and cash equivalents, beginning of year             8,705,298    7,529,824    5,615,017
                                                       ------------ ------------ ------------
Cash and cash equivalents, end of year                 $ 8,438,174  $ 8,705,298  $ 7,529,824
                                                       ============ ============ ============

Supplemental cash flow disclosure
     Income taxes paid                                   $ 302,543    $ 472,910  $ 1,665,849
                                                       ============ ============ ============



              See accompanying notes to the consolidated financial statements.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            December 31, 1998 and 1997

1.  Organization and Business

Lexington Global Asset Managers, Inc. (the "Company") serves as a holding company for the following asset management subsidiaries (collectively referred to as the "Subsidiaries"): Lexington Management Corporation (100% owned), Lexington Funds Distributor Inc. (100% owned), MSR Advisors Inc. (65% owned) and Piedmont Asset Advisors (51% owned). The Subsidiaries are engaged in the management, distribution, and administrative services for the Lexington Family of Funds ("Funds") and for its institutional and private clients. Lexington Management Corporation ("LMC") and MSR Advisors Inc., ("MSR") are registered investment advisors under the Investment Advisers Act of 1940, as amended. Lexington Funds Distributor, Inc. ("LFD") is a registered broker/dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. ("NASD"), and is therefore subject to various NASD regulations, including net capital requirements.

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

Cash Equivalents
     Cash equivalents consist of highly liquid investments. At December 31, 1998 and 1997 cash equivalents consist primarily of investments in Lexington Money Market Trust, recorded at market value (which approximates cost).

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

     Realized gains and losses are calculated on the specific-identification method and are included in other income. Unrealized appreciation (depreciation) arises from the difference between the cost and value of securities and is recognized in other income.

Revenue Recognition
     Investment management and advisory fees are recorded as income for the period in which the services are performed. Commissions related to security transactions are recorded on trade date.

Segment Reporting
     The Company considers itself to operate in three business segments: mutual funds, institutional, and private accounts.

Depreciation and Amortization
     Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life.

Intangible Assets
     The Company assesses the recoverability of its intangible assets whenever significant events or changes occur which may impair recovery of recorded costs. Based on its most recent analysis, the Company believes that no material impairment of its intangible assets exists at December 31, 1998.

Stock-Based Compensation
    The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees"   (APB  No.  25)  and  has  adopted  the  disclosure requirements of
Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) effective January 1, 1996.

Income Taxes
     The Company and its wholly owned subsidiaries are included in the consolidated federal income tax return filed by the Company. Partially owned subsidiaries file their own federal income tax returns.

      The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse.

Financial Instruments
     The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates cost because of the immediate or short-term maturity of these financial instruments. The fair value of trading securities has been disclosed in the accompanying consolidated financial statements and notes.

Securities Transactions
     Purchases and sales of fund shares through the underwriting activities of LFD are recorded on a trade-date basis. All customer funds and securities in connection with its investment management and advisory services are maintained by independent custodians.

Financial Statement Presentation
     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Fixed Assets

Fixed assets at December 31, 1998 and 1997 consisted of the following:

                                                                 1998              1997

Furniture, fixtures and equipment                              $3,191,678        $3,074,485
Leasehold improvements                                            168,577           155,521
                                                             -------------     -------------
     Depreciable fixed assets                                   3,360,255         3,230,006
Less accumulated depreciation and amortization                  2,166,740         1,845,234
                                                             -------------     -------------
Fixed assets, net                                              $1,193,515        $1,384,772
                                                             =============     =============


Depreciation and amortization charged to operations were $337,706, $319,267, and $389,090 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts include amortization of goodwill of approximately $16,200 each year.

Depreciation and amortization are provided using the straight-line method over the following estimated lives:

       Asset                              Estimated Life
Furniture and fixtures                     5 - 12 years
Office equipment                           3 - 5  years
Leasehold improvements                     term of lease


4.  Trading Securities

At December 31, 1998 and 1997, trading securities consisted of the following:

                                            1998               1997
Funds advised by the Company            $1,036,211         $1,272,519
Equity Securities                          300,899            252,269
                                        ----------         ----------
Total trading securities                $1,337,110         $1,524,788
                                        ==========         ==========

5.  Deferred Income and Prepaid Expenses

Certain clients pay investment advisory fees to LMC annually in advance. These fees are recorded as deferred income and recognized as income over the periods the services are performed. At December 31, 1998 and 1997, the balance in the deferred income account was $1,879,969 and $1,626,123, respectively, and was recorded as a liability in the accompanying consolidated statements of financial condition.

LMC has an agreement with SAI Capital Holdings, Inc. ("Select"), whereby Select provides back office and other administrative services for these clients in return for an administration fee. The administration fee ranges from 50% to 82% of the investment advisory fee received from these clients. The fee is paid to Select annually in advance and is recorded as a prepaid expense and amortized as services are received. At December 31, 1998 and 1997, the balance in prepaid expense for administrative services was $1,259,097 and $1,255,175, respectively.

6.  Regulatory Requirements

The broker/dealer subsidiary is subject to rules and regulations of the Securities and Exchange Commission which require maintenance of minimum net capital and reserve accounts. At December 31, 1998, the amount of net capital required for the broker dealer subsidiary pursuant to such rules and regulations was $25,000. The net capital of the broker/dealer subsidiary at December 31, 1998 amounted to $304,975.

7.  Intangible Assets

Intangible assets represent the goodwill arising from the original acquisition of the LMC business by Piedmont Management Company, Inc. ("Piedmont") in 1969. The goodwill is the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over forty years.

Accumulated amortization of goodwill amounted to approximately $485,000 and $469,000 at December 31, 1998 and 1997, respectively.

8.  Commitments and Contingencies

The Subsidiaries lease administrative offices under noncancellable operating leases.

The future minimum lease payments as of December 31, 1998 are as follows:

         1999...................................   $624,000
         2000...................................    586,000
         2001...................................    578,000
         2002...................................    578,000
         2003...................................    386,000
                                                  ---------
                                                 $2,752,000
                                                  =========

Rent expense was approximately $736,000, $626,000, and $941,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

9.  Preferred Stock

The Company has 5,000,000 shares of preferred stock, $.01 par value authorized; no shares are issued or outstanding.

10.  Incentive Plan

The Company has reserved 750,000 shares of common stock for issuance to key employees under the Long Term Incentive Plan (the "Plan") established in 1995. The Plan provides for the granting of stock options, stock appreciation rights and other stock-based performance awards to employees.

Restricted Award Plan

Under the Plan the Company established the Restricted Stock Award Plan, which provides for awards of common stock to key employees, subject to forfeiture if employment terminates prior to the end of the prescribed periods. The restrictions on the shares will be released over a three-year period as the employees provide service. The market value of shares awarded under the plan is recorded as deferred compensation in stockholders' equity. The unearned amounts are amortized to compensation expense over the periods the employees provide services.

During the years ended December 31, 1998 and 1997, the Company awarded restricted shares which will be issued out of Treasury Stock when the awards vest. The restricted shares awarded and the respective market values at date of grant were as follows:

                                          Shares               Market
                                          Awarded              Value
   February 3, 1997                        33,000              $6.25
   November 7, 1997                       200,000              $8.00
   April 1, 1998                           11,000              $8.06

For the years ended December 31, 1998 and 1997, the Company recognized $624,271 and $151,908, respectively, of compensation expense relating to the Restricted Stock Award Plan.

Stock Option Plan

Under the Plan the Company also established a Stock Option Plan, which reserve shares of common stock for issuance to key employees. In 1998, 81,500 stock options were granted at an exercise price of $8.06 and 7,000 stock options were granted at an exercise price of $4.00, the market values at the respective dates of grant. In 1997, 131,000 stock options were granted at an exercise price of $6.25 and 10,000 stock options were granted at an exercise price of $8.00, the market values at the respective dates of grant. No grants were made in 1996. No options were exercised or expired in 1998, 1997 and 1996 although 170,250 were exercisable at December 31, 1998.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

         (Dollars in thousands except for earnings per share information)

                                               1998      1997        1996
Net earnings:
      As reported                              $714     $2,397      $2,475
      Pro forma                                $513     $2,252      $2,399
Basic earnings per share:
      As reported                             $0.14      $0.45       $0.45
      Pro forma                               $0.10      $0.42       $0.44
Diluted earings per share:
      As reported                             $0.14      $0.45       $0.45
      Pro forma                               $0.10      $0.42       $0.44


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1995: dividend yield of 0%; expected volatility of 35.0%; risk-free interest rate of 5.23% to 6.64%; and expected lives of 10 years.

The Stock Option Plan provides that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to the Stock Option Plan will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant. Participants may exercise approximately one-fourth of the stock option shares after the end of each year of the cycle.

Information regarding the Stock Option Plan for 1998, 1997 and 1996 is as follows:

                                                                1998                      1997         1996
                                                             ------------------------- -----------  -----------
                                                                           Weighted-
                                                                            Average
                                                                           Exercise
                                                               Shares        Price       Shares       Shares

Options outstanding, beginning of year                          321,000       $5.4634     180,000      180,000
Options exercised                                                     -             -           -            -
Options granted                                                  88,500       $7.7389     141,000            -
                                                             -----------               -----------  -----------
Options outstanding, end of year                                409,500                   321,000      180,000
                                                             ===========               ===========  ===========
Option price range, end of year                                   $4.00                     $6.25        $4.75
                                                                  $8.06                     $8.00            -
Option price range for exercised shares                               -                         -            -


Weighted-average fair value of options, granted during the year $7.7389                   $6.3741            -
Weighted-average grant-date fair value of options, granted
     during the year                                            $4.5480                   $3.8720            -

The following table summarizes information about stock options outstanding at December 31, 1998:


                                                                     Options Outstanding              Options Exercisable
                                                             -------------------------------------  ------------------------
                                                                           Weighted-
                                                                            Average     Weighted                 Weighted-
                                                               Number      Remaining    Average       Number      Average
                                                             Outstanding  Contractual   Exercise    Exercisable   Exercise
                                  Range of Exercise Prices   at 12/31/98     Life        Price      at 12/31/98    Price
                                                     $4.00        7,000            10       $4.00            -            -
                                                     $4.75      180,000             7       $4.75      135,000        $4.75
                                                     $6.25      131,000             8       $6.25       32,750        $6.25
                                             $8.00 - $8.06       91,500             9       $8.05        2,500        $8.00
                                                             -----------                            -----------
                                             $4.00 - $8.06      409,500                                170,250
                                                             ===========                            ===========

11.  Common Stock Buy-Back Program

On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. Also during 1998, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 244,000 shares have been awarded and 77,671 shares have been issued under the Restricted Stock Award Plan. At December 31, 1998 and 1997, 767,679 and 313,000 treasury shares were held, respectively.

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

Diluted earnings per share assumes the conversion into common stock of outstanding stock options as computed under the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company's common stock.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

                                                                    1998               1997              1996
          Numerator:
            Net income                                              $714,440         $2,397,055        $2,474,652
                                                                =============      =============     =============
            Numerator for basic and diluted
              earnings per share - income
              available to common stockholders                      $714,440         $2,397,055        $2,474,652
                                                                =============      =============     =============
          Denominator:
            Denominator for basic earnings
              per share-weighted-average
              shares outstanding                                   4,994,048          5,322,172         5,487,887
            Effect of dilutive securities:
              Employee stock options                                  62,118             59,613            10,957
                                                                -------------      -------------     -------------
            Dilutive potential common shares                          62,118             59,613            10,957
            Denominator for diluted earnings per
              share-adjusted weighted-average
              shares and assumed conversions                       5,056,166          5,381,785         5,498,844
                                                                =============      =============     =============

          Basic earnings per share                                     $0.14              $0.45             $0.45
                                                                =============      =============     =============
          Diluted earnings per share                                   $0.14              $0.45             $0.45
                                                                =============      =============     =============

13.  Employee and Retiree Benefit Plans

Effective with the December 13, 1995 Spin-off of 100% of the common stock of the Company being distributed to Piedmont Management stockholders, LMC has assumed the sponsorship of certain of Piedmont's employee benefit plans and their related trusts and insurance contracts, and is solely responsible for all liabilities and obligations under such plans. In addition, in exchange for payment from Piedmont, LMC assumed certain of Piedmont's obligations to provide continuing medical and dental coverage to certain of Piedmont's and The Reinsurance Corporation of New York's ("RECO") employees, and retirement and postretirement medical and life insurance to former RECO employees.

  Savings Plan
    LMC's and MSR's employees participate in the 401(k) savings plan sponsored by LMC. Employees are eligible to participate upon attaining age twenty-one and completing six months of service. The savings plan provides for voluntary participant contributions which may not exceed 10% of each participant's annual salary. Additionally, for each participant's voluntary contribution not exceeding 6% of the participant's annual salary, LMC or MSR contribute an amount equal to 50% of the individual participant's contribution.

     LMC's and MSR's contributions fully vest to employees at the end of five years. The annual savings plan expense by LMC and MSR were $117,498, $122,760, and $114,409 for the years ended December 31, 1998, 1997, and 1996, respectively.

Retirement Plan
    LMC sponsors a defined benefit plan ("Retirement Plan") which is part of a master trust. An employee becomes a participant in the Retirement Plan after attaining age twenty-one and completing one year of service. Full vesting in the accrued benefit occurs at the earlier of completing five years of service after attaining age eighteen or reaching early retirement age. The funding policy for the Retirement Plan is to annually contribute the statutory required minimum amount as actuarially determined. Approximately 26% of the plan assets are invested in the Lexington Group of Mutual Funds.

LMC also maintains non-qualified supplemental benefit plans ("SERP") for certain employees. These plans replace the portion of benefits that exceed the limitations established by the Internal Revenue Code for tax qualified benefit plans. The amount charged to expense relating to these plans was approximately $85,303, $86,900, and $116,600 for the years ended December 31, 1998, 1997, and
1996, respectively.

The following is selected actuarial information for the Retirement Plan and SERP (the "Plans"):

The Plans' projected benefit obligation at December 31, 1998 and 1997 was comprised of:

                                                    1998         1997

Benefit obligation at beginning of year       $7,067,630     $5,888,552
Service cost                                     338,530        267,931
Interest cost                                    487,785        436,804
Actuarial loss                                   390,032        647,121
Benefits paid                                   (309,508)      (298,411)
                                               ---------      ---------
    Benefit obligation at end of year         $7,974,469     $6,941,997
                                               =========      =========

The plan assets at fair value for the years ended December 31, 1998 and 1997 was comprised of:

                                                     1998         1997

Fair value of plan assets at beginning of year   $5,158,165   $4,848,048
Actual return on plan assets                        706,108      486,981
Employer contributions                              138,656      121,547
Benefits paid                                      (309,508)    (298,411)
                                                  ---------    ---------
       Fair value of plan assets at end of year  $5,693,421   $5,158,165
                                                  =========    =========

The following table presents the Plans' funded status and amounts recorded in the Company's accompanying consolidated statements of financial condition at December 31, 1998 and 1997:

                                                    1998         1997

Funded status                                   ($2,281,048) ($1,783,832)
Unrecognized net actuarial loss                     685,031      631,001
Unrecognized transition obligation or(asset)        123,142      (20,164)
Unrecognized prior service cost                     372,489      267,066
                                                  ---------    ---------
  Net amount recorded at end of year            ($1,100,386)   ($905,929)
                                                  =========    =========

Amounts recorded in the consolidated statements of financial condition at December 31, 1998 and 1997 consisted of:

                                             1998         1997

       Accrued benefit liability           ($1,343,147)     ($1,133,718)
       Intangible asset                        242,761          227,789
                                             ---------        ---------
       Net amount recorded at end of year  ($1,100,386)       ($905,929)
                                             =========        =========

The following table presents year end information for the Plans' accumulated benefit obligations in excess of plan assets at December 31, 1998 and 1997:

                                             1998         1997

       Projected benefit obligation        $7,974,469   $6,941,997
       Accumulated benefit obligation       7,036,568    6,193,505
       Fair value of plan assets            5,693,421    5,158,165

Actuarial computations at December 31, 1998, 1997 and 1996 were made utilizing the following assumptions:

                                             1998         1997        1996

       Discount rate                         6.75%        7.00%        7.50%
       Expected return on plan assets       10.00%       10.00%       10.00%
       Rate of compensation increase         6.00%        6.00%        6.00%

Net expense under the Plans for the years ended December 31, 1998, 1997 and 1996 was comprised of:

                                             1998         1997        1996

       Service cost                        $338,530     $267,931     $309,741
       Interest cost                        487,785      436,804      404,717
       Expected return on plan assets      (501,717)    (469,064)    (449,958)
       Amortization of prior service cost    26,188       18,674        5,760
       Amortization of transitional asset   (17,673)     (26,196)     (26,196)
                                           ---------    ---------    --------
       Net periodic benefit cost           $333,113     $228,149     $244,064
                                           =========    =========    ========






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

The following is selected actuarial information for the Company's postretirement employee benefits:

The postretirement employee benefits' accumulated benefit obligation at December 31, 1998 and 1997 was comprised of:

                                                     1998           1997

        Benefit obligation at beginning of year   $1,236,634     $1,473,965
        Service cost                                  57,181         54,702
        Interest cost                                 75,775         78,203
        Actuarial gain                              (102,883)      (286,666)
        Benefits paid                                (28,628)       (83,570)
                                                  -----------    -----------

        Benefit obligation at end of year         $1,238,079     $1,236,634
                                                  ===========    ===========

The following table presents the postretirement employee benefits' funded status and amounts recorded in the Company's accompanying consolidated statements of financial condition at December 31, 1998 and 1997:

                                                     1998           1997

        Funded status                             ($1,238,079)   ($1,103,304)
        Unrecognized net actuarial gain               (94,122)      (109,028)
        Unrecognized transition obligation            316,000        341,000
                                                  -----------    -----------

        Net amount recorded at end of year        ($1,016,201)     ($871,332)
                                                  ===========    ===========

Amounts recorded in the accompanying consolidated statements of financial condition at December 31, 1998 and 1997 consisted of:

                                                     1998           1997

        Accrued benefit liability                 ($1,016,201)    ($871,332)
                                                  -----------    -----------

        Net amount recorded at end of year        ($1,016,201)    ($871,332)
                                                  ===========    ===========

Actuarial computations at December 31, 1998, 1997 and 1996 were made utilizing the following assumptions:

                                   1998           1997            1996

        Discount rate             6.75%          7.00%           7.50%

For measurement purposes, a 9.8% (pre age 65 coverage) and 8.4% (post age 65 coverage) annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate is assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.

Net expense under the postretirement employee benefits for the years ended December 31, 1998, 1997 and 1996 was comprised of:

                                              1998         1997         1996

Service cost                                 $57,181      $54,702      $76,000
Interest cost                                 75,775       78,203       96,000
Expected return on plan assets                (3,260)      (2,461)       4,000
Amortization of transitional obligation       25,000       25,000       25,000
                                         -----------  -----------    ---------

 Net periodic benefit cost                  $154,696     $155,444     $201,000
                                         ===========  ===========    =========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                      One-percentage        One-percentage
                                      point increase        point decrease
                                     ---------------      ----------------

Effect on total of service and interest
cost components                           $26,340             ($26,340)
Effect on postretirement benefit
obligation                                203,431             (203,431)


Deferred Compensation Program
     The Company sponsors a supplemental retirement plan which is a non-qualified deferred compensation plan (the "Plan"). The Plan is maintained by the Company for purposes of providing deferred compensation for a select group of key employees. The Company established a trust for this Plan and consolidates the trust assets with those of the Company in the accompanying consolidated statements of financial condition and records an offsetting liability. The investments held in the trust consist of various mutual fund holdings, including funds in the Lexington Group of Mutual Funds (approximately 27% of the trust's assets). The value of these investments at December 31, 1998 was $834,309.


14. Income Taxes

A reconciliation of income tax expense computed at the U.S. statutory rate to the effective rate reflected in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997, and 1996 follows:



                                       1998             1997           1996
Expected tax rate                     34.00%           34.00%         34.00%
State and local taxes                  9.92             6.81           6.35
Restricted Stock                       8.02               -              -
Other                                 (1.61)           (7.31)         (6.43)
                                -------------    -------------  --------------
Effective tax rate                    50.33%           33.50%         33.92%
                                =============    =============  ==============


The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                    1998             1997
Deferred tax assets:
     Net operating loss carryforwards            $63,213            $708,678
     Deferred compensation                       651,300             647,256
     Retirement and postretirement               800,068             648,001
     Other                                       189,059              90,349
                                           -------------      --------------
          Total deferred tax asset             1,703,640           2,094,284
                                           -------------      --------------
Deferred tax liabilities:
     Deferred state taxes                      (106,865)             (86,976)
     Other                                      (36,089)             (69,095)
                                           -------------       --------------
          Total deferred tax liabilities       (142,954)            (156,071)
                                           -------------       --------------
          Net deferred tax asset             $1,560,686           $1,938,213
                                           =============       ==============

Income tax expense attributable to income for the years ended December 31, 1998, 1997, and 1996 consists of:

                                    Current         Deferred           Total
                                -------------    -------------   --------------
Year ended December 31, 1998:
     U.S. Federal                   $71,794          $436,024          $507,818
     State and local                274,745           (58,497)          216,248
                               -------------     -------------    --------------
                                   $346,539          $377,527          $724,066
                               =============     =============    ==============

                                    Current        Deferred            Total
                                -------------    -------------   --------------
Year ended December 31, 1997:
     U.S. Federal                 ($339,801)      $1,175,028           $835,227
     State and local                353,730           18,601            372,331
                                -------------   -------------     --------------
                                    $13,929       $1,193,629         $1,207,558
                                =============   =============     ==============

                                  Current         Deferred             Total
                               -------------    -------------     --------------
Year ended December 31, 1996:
     U.S. Federal                  $903,832          $5,859            $909,691
     State and local                449,902         (89,418)            360,484
                               -------------   -------------      --------------
                                 $1,353,734        ($83,559)         $1,270,175
                               =============   =============      ==============


The Company believes it is more likely than not that it will generate future taxable income to realize the benefits of the net deferred tax asset. Accordingly, the Company has not provided a valuation allowance. The amount ultimately realized, however, could be reduced if actual amounts of future taxable income are reduced.

The Company has net operating loss carryforwards of approximately $186,000 which are available to offset future taxable income which expire over the period 2008 through 2013.

15.  Disclosures about Segments of an Enterprise and Related Information

The Company and its subsidiaries are principally engaged in a variety of asset management and related services to retail investors, institutions and private accounts.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company has adopted in the current year. SFAS No. 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments.

The Company operates in three business segments: Mutual Funds, Institutional, and Private Accounts. The mutual fund segment, through its subsidiaries, markets, promotes, and distributes the Lexington family of 17 mutual funds providing a variety of investment choices. The institutional segment for investment management services includes corporate, government and multi-employee pension plans, charitable endowments and foundations, insurance company general accounts and defined contribution and 401(k) plans. The private account segment offers equity, fixed income and balanced fund alternatives, tailored to the individual investment objectives of its private clients.


                                         Mutual                      Private
Year ended December 31, 1998             Funds      Institutional    Accounts        Other         Total
--------------------------------------------------------------------------------------------------------------

Revenue                                 $11,055,576    $4,052,963     $4,287,002       $41,163    $19,436,704

Salaries and other compensation          $3,941,343    $3,852,303     $1,217,600       -           $9,011,246
Selling and promotional                    $562,642      $255,755        $99,983       $53,461       $971,841
Administrative and general               $3,459,644    $1,271,214     $2,979,938      $268,302     $7,979,098

Income before income taxes
     and minority interest               $3,091,947   ($1,326,309)      ($10,519)    ($280,600)    $1,474,519

--------------------------------------------------------------------------------------------------------------

                                         Mutual                      Private
Year ended December 31, 1997             Funds      Institutional    Accounts        Other         Total
--------------------------------------------------------------------------------------------------------------

Revenue                                 $13,829,223    $3,899,630     $3,448,775       $35,008    $21,212,636

Salaries and other compensation          $3,982,392    $3,913,902     $1,118,834       -           $9,015,128
Selling and promotional                    $810,112      $337,928        $87,932       $63,770     $1,299,742
Administrative and general               $3,982,367    $1,379,779     $1,624,753      $246,105     $7,233,004

Income before income taxes
     and minority interest               $5,054,352   ($1,731,979)      $617,256     ($274,867)    $3,664,762

--------------------------------------------------------------------------------------------------------------


                                         Mutual                      Private
Year ended December 31, 1996             Funds      Institutional    Accounts        Other         Total
--------------------------------------------------------------------------------------------------------------

Revenue                                 $12,353,380    $3,803,814     $5,592,285       $74,803    $21,824,282

Salaries and other compensation          $3,752,832    $3,405,083     $4,083,327       -          $11,241,242
Selling and promotional                    $804,776      $250,926       $128,525       $47,700     $1,231,927
Administrative and general               $2,635,663    $1,132,598     $1,665,746      $789,387     $6,223,394

Income before income taxes
     and minority interest               $5,160,109     ($984,793)     ($285,313)    ($762,284)    $3,127,719

--------------------------------------------------------------------------------------------------------------

Management does not evaluate assets as a means to allocate resources and assess performance. The Company is domiciled in the United States and does not have any international operations.

16. Quarterly Financial Data (Unaudited)

     The unaudited quarterly financial data for the years ended December 31, 1998, 1997, and 1996 follows:

                                       First             Second            Third             Fourth
                                      Quarter           Quarter           Quarter           Quarter

1998 Results of operations:
     Total revenues                   $5,148,793        $5,013,062        $4,567,306        $4,707,543
     Total expenses                    4,734,477         4,673,205         4,353,313         4,201,190
     Provision for taxes                 181,100           157,968           116,274           268,724
     Net income                          232,587           174,447            89,017           218,389
     Basic earnings per share             $ 0.04            $ 0.03            $ 0.02            $ 0.05
     Diluted earnings per share           $ 0.04            $ 0.03            $ 0.02            $ 0.05

Common stock price range:
     High                                $ 9.500           $ 8.500           $ 7.250           $ 5.250
     Low                                 $ 6.750           $ 6.750           $ 3.313           $ 3.250

1997
Results of operations:
     Total revenues                   $5,015,387        $5,205,805        $5,722,193        $5,269,251
     Total expenses                    3,740,999         4,050,523         4,532,895         5,223,457
     Provision for taxes                 523,329           210,861           543,465           (70,097)
     Net income                          738,964           931,782           628,824            97,485
     Basic earnings per share             $ 0.13            $ 0.17            $ 0.12            $ 0.02
     Diluted earnings per share           $ 0.13            $ 0.17            $ 0.12            $ 0.02

Common stock price range:
     High                                $ 7.125           $ 7.000           $ 9.500          $ 10.125
     Low                                 $ 5.875           $ 5.875           $ 6.875           $ 8.000

1996
Results of operations:
     Total revenues                   $5,892,531        $5,838,642        $5,836,374        $4,256,735
     Total expenses                    5,130,544         5,088,203         5,104,182         3,373,634
     Provision for taxes                 206,807           335,985           580,875           146,508
     Net income                          543,940           396,835           789,326           744,551
     Basic earnings per share             $ 0.10            $ 0.07            $ 0.14            $ 0.14
     Diluted earnings per share           $ 0.10            $ 0.07            $ 0.14            $ 0.14

Common stock price range:
     High                                $ 4.906           $ 6.500           $ 5.500           $ 7.313
     Low                                 $ 3.625           $ 4.375           $ 4.250           $ 5.000

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of December 31, 1998 with respect to the Company's executive officers.

                                   Principal Occupation or Employment Office(s)
Name                     Age       Year Elected Executive Officer

Stuart S. Richardson     52        Chairman (1995)

Robert M. DeMichele      54        President and Chief Executive Officer (1995)

Richard M. Hisey         40        Executive Vice President and Chief Financial
                                   Officer (1995)

Lawrence Kantor          51        Executive Vice President and General
                                   Manager - Mutual Funds (1995)

     Other information required under this item is contained in the Registrant's 1999 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.


Item 11.  Executive Compensation

     Information required under this item is contained in the Registrant's 1999 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required under this item is contained in the Registrant's 1999 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required under this item is contained in the Registrant's 1999 definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year and is herein incorporated by reference.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following information is filed under this item:

(a) (1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8: Consolidated Statements of Financial Condition-December 31, 1998 and 1997; Consolidated Statements of Operations-Years Ended December 31, 1998, 1997, 1996; Consolidated Statements of Stockholders' Equity-Years Ended December 31, 1998, 1997, 1996; Consolidated Statements of Cash Flows-Years Ended December 31, 1998, 1997, 1996; Notes to Consolidated Financial Statements.

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

(a)(3) Exhibits

     13.1 Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

     99.1 Report of Independent Accountants from predecessor auditors.

Exhibits specified by Item 601 of Regulation S-K, other than those listed above, have been omitted since they are either not required or are not applicable.

(b)  Report on Form 8-K

       None filed during the fourth quarter of 1998


(c) Schedules described in item 14A (2) are excluded from the Registrant's Annual Report to Stockholders.


(d)    Items Incorporated by Reference

   The Registrant's Definitive Proxy Statement for its 1999 Annual Stockholders' meeting and its Annual Report to stockholders for the fiscal year ended December 31, 1998 are incorporated by reference herein. The Proxy Statement will be filed with the Commission within 120 days after the close of the fiscal year, along with a copy of the Registrant's Annual Report.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    LEXINGTON GLOBAL ASSET MANAGERS, INC.

                                    By  /s/ Richard M. Hisey
                                    -----------------------------------------
                                    Richard M. Hisey, Executive Vice President
                                    (Chief Financial Officer)

Date March 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          /s/Stuart Smith Richardson
        Stuart Smith Richardson, Chairman                  Date March 24, 1999
          of the Board of Directors

            /s/Robert M. DeMichele
Robert M. DeMichele, President & Director                  Date March 24, 1999
              (Chief Executive Officer)

            /s/Richard M. Hisey
Richard M. Hisey, Executive Vice President                 Date March 24, 1999
(Principal Financial and Accounting Officer)

            /s/ Sion A. Boney
        Sion A. Boney, III, Director                       Date March 24, 1999

           /s/Haynes G. Griffin
        Haynes G. Griffin, Director                        Date March 24, 1999

           /s/William R. Miller
        William R. Miller, Director                        Date March 24, 1999

         /s/L. Richardson Preyer
       L. Richardson Preyer, Director                      Date March 24, 1999

           /s/Lunsford Richardson, Jr.
       Lunsford Richardson, Jr., Director                  Date March 24, 1999

           /s/Peter L. Richardson
        Peter L. Richardson, Director                      Date March 24, 1999

           /s/Carl H. Tiedemann
        Carl H. Tiedemann, Director                        Date March 24, 1999

           /s/ Marion A. Woodbury
       Marion A. Woodbury, Director                        Date March 24, 1999





                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Lexington Global Asset Managers, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lexington Global Asset Managers, Inc. and Subsidiaries, for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             /s/ PricewaterhouseCoopers LLP
                                             PricewaterhouseCoopers LLP


New York, New York February 19, 1997,
except for Note 15 as to which the date is March 22, 1999.