Form 10-Q
period 1999-03-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1999-05-12
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03-31-99
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1999.


                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          4,667,204 Shares Outstanding





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

         Part II. Other Information
                  Legal Proceedings and Exhibits




                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES

Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    3/31/1999     12/31/1998
                                                    (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                              $ 221,085      $ 228,347
   Money market accounts                             9,022,730      8,209,827
                                                   ------------   ------------
                                                     9,243,815      8,438,174
                                                   ------------   ------------

Receivables:
   Investment advisory and management fees           1,138,188        863,920
   Due from funds and other                            480,010        426,585
                                                   ------------   ------------
                                                     1,618,198      1,290,505
                                                   ------------   ------------
Trading securities                                     596,213      1,337,110
Prepaid expenses                                     1,968,839      1,859,517
Prepaid taxes                                          143,948        182,066
Fixed assets (net of accumulated depreciation
   and amortization)                                 1,116,268      1,193,515
Intangible assets (net of accumulated amortization)    174,426        178,476
Assets associated with deferred compensation           870,935        834,309
Deferred income taxes                                1,461,810      1,560,686
Other assets                                             8,608          8,608
                                                   ------------   ------------
      Total assets                                $ 17,203,060   $ 16,882,966
                                                   ============   ============


Liabilities:
Accounts payable and other accrued expenses        $ 3,810,081    $ 3,944,677
Deferred income                                      2,152,022      1,879,969
Deferred compensation                                  870,935        834,309
Federal income taxes payable                           842,166        843,434
Other liabilities                                       13,129         11,391
                                                   ------------   ------------
      Total liabilities                              7,688,333      7,513,780
                                                   ------------   ------------
Minority interest                                      461,784        428,821

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000
   authorized shares; 5,487,887 issued                  54,879         54,879
Additional paid-in capital                          21,573,392     21,573,392
Accumulated deficit                                 (8,448,483)    (8,633,541)
Deferred Compensation                                 (960,838)    (1,118,758)
Treasury stock at cost                              (3,166,007)    (2,935,607)
                                                   ------------   ------------
      Total stockholders' equity                     9,052,943      8,940,365
                                                   ------------   ------------

      Total liabilities and stockholders' equity  $ 17,203,060   $ 16,882,966
                                                   ============   ============


See accompanying notes to the condensed consolidated financial statements (Unaudited).

                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                       Three Months Ended March 31,
                                                                        1999                1998
                                                                        ----                ----

Revenues:
   Investment advisory:
      Mutual fund management fees (including approximately
          $91,600 and $99,800 from related parties)                   $ 2,134,285         $ 3,011,800
      Mutual fund commissions                                              10,160              29,116
      Other management fees (including approximately
         $847,700 and $714,700 from related parties)                    2,134,253           1,892,446
   Commissions income                                                      36,306              23,373
   Other income                                                           138,623             192,057
                                                                    --------------      --------------
          Total revenues                                                4,453,627           5,148,792
                                                                    --------------      --------------

Expenses:
   Salaries and other compensation                                      2,234,718           2,435,789
   Selling and promotional                                                116,981             223,898
   Administrative and general                                           1,717,033           2,074,789
                                                                    --------------      --------------
          Total expenses                                                4,068,732           4,734,476
                                                                    --------------      --------------
          Income before income taxes and minority interest                384,895             414,316

Provision for income  taxes
   Current                                                                 67,998              46,408
   Deferred                                                                98,876             134,692
                                                                    --------------      --------------
          Total provision                                                 166,874             181,100
                                                                    --------------      --------------
          Income before minority interest                                 218,021             233,216
Minority interest                                                          32,963                 630
                                                                    --------------      --------------
          Net income                                                    $ 185,058           $ 232,586
                                                                    ==============      ==============

Earnings per share:
   Basic earnings per share                                                 $0.04               $0.04
                                                                    ==============      ==============
   Diluted earnings per share                                               $0.04               $0.04
                                                                    ==============      ==============

   Average shares outstanding during the period                         4,710,105           5,181,854
                                                                    ==============      ==============



See accompanying notes to the condensed consolidated financial statements (Unaudited).


                                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Three Months Ended March 31,
                                                                                1999               1998
                                                                                ----               ----

Cash flows from operating activities:
Net income                                                                      $ 185,058          $ 232,587
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization                                                86,218             78,820
      Deferred income taxes                                                        98,876            134,692
      Minority interest                                                            32,963                630
      Compensation expense - stock options                                        157,920            150,521
Change in assets and liabilities
      Receivables                                                                (327,693)          (414,648)
      Trading securities                                                          740,897            (98,688)
      Prepaid expenses                                                           (109,322)           (81,090)
      Prepaid taxes                                                                38,118           (133,353)
      Accounts payable and accrued expenses                                      (134,596)        (1,134,134)
      Federal income taxes payable                                                 (1,268)            18,548
      Deferred management fees                                                    272,053            200,996
      Other, net                                                                    1,738              1,007
                                                                           ---------------    ---------------
Net cash provided by (used in) operating activities                             1,040,962         (1,044,112)

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                              (4,921)           (33,544)
                                                                           ---------------    ---------------
Net cash used in investing activities                                              (4,921)           (33,544)

Cash flows from financing activities:
      Purchase of treasury stock                                                 (230,400)                 -
                                                                           ---------------    ---------------
Net cash used in financing activities                                            (230,400)                 -
Net increase (decrease) in cash and cash equivalents                              805,641         (1,077,656)
Cash and cash equivalents, beginning of period                                  8,438,174          8,705,298
                                                                           ---------------    ---------------
Cash and cash equivalents, end of period                                      $ 9,243,815        $ 7,627,642
                                                                           ===============    ===============



See accompanying notes to the condensed consolidated financial statements (Unaudited).

                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                              AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation:

The interim financial information presented is unaudited. In the opinion of Company management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim period have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

2.  Common Stock Buy-Back Program

On March 7, 1997 and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market price. The stock repurchase plans have terms of three years. During the first quarter of 1999, the Company repurchased 64,000 shares of stock for a total of $230,400. Subsequent to March 31, 1999, the Company repurchased 112,000 shares. Since the inception of the Company's two share repurchase programs, the Company has repurchased 1,021,350 shares of its common stock.

3.  Disclosures about Segments of an Enterprise and Ralated Information

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


                                                 Mutual                       Private
Three months ended March 31, 1999                Funds      Institutional     Accounts       Other         Total
---------------------------------                -----      -------------     --------       -----         -----

Revenue                                       $2,224,629     $1,021,369     $1,190,095      $17,534     $4,453,627

Salaries and other compensation                  985,871        927,740        321,107      -            2,234,718
Selling and promotional                           31,162         61,920         15,591        8,308        116,981
Administrative and general                       681,593        244,155        729,376       61,909      1,717,033

Income (loss) before income taxes
     and minority interest                      $526,003      ($212,446)      $124,021     ($52,683)      $384,895

                                                 Mutual                       Private
Three months ended March 31, 1998                Funds      Institutional     Accounts       Other         Total
---------------------------------                -----      -------------     --------       -----         -----

Revenue                                       $3,142,895     $1,008,880       $992,887       $4,130     $5,148,792

Salaries and other compensation                1,075,655      1,041,048        319,086      -            2,435,789
Selling and promotional                          153,776         40,723         19,871        9,528        223,898
Administrative and general                       928,990        353,508        729,095       63,196      2,074,789

Income (loss) before income taxes
     and minority interest                      $984,474      ($426,399)      ($75,165)    ($68,594)      $414,316


                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES

Management does not evaluate assets as a means to allocate resources and assess performance. The Company is domicilied in the United States and does not have any international operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1998 is incorporated herein by reference and should be read in conjunction with the following.

March 31, 1999 Compared to March 31, 1998

The consolidated net income for the three months ended March 31, 1999 was $185,058, or $0.04 per share, compared to $232,587, or $0.04 per share for the first three months of 1998.

Total assets under management at March 31, 1999 were $3.2 billion compared to $3.7 billion at March 31, 1998. Mutual fund assets under management decreased $0.6 billion to $1.4 billion from $2.0 billion in the year earlier period. The decrease is mainly attributable to the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Assets under management in this relationship were approximately $400 million. Also contributing to the decline in mutual fund assets is a decrease of $0.1 billion each in the Lexington Corporate Leaders Fund and the Lexington Troika Dialog Russia Fund. Partially offsetting the decline is a $0.1 billion increase in the Lexington GNMA Income Fund. Private account assets increased $0.1 billion to $0.6 billion, while institutional assets stayed even at $1.1 billion.

Total revenues of $4.5 million decreased $0.7 million from the year earlier period. Mutual fund revenues decreased $0.9 million from $3.0 million to $2.1 million with the decline in assets under management.

Mutual fund commissions of $10 thousand decreased $19 thousand from the $29 thousand recorded at March 31, 1998 because of a decrease in investor interest in precious metals mutual funds, which are the Company's two products with sales loads.

Other management fees increased from $1.9 million to $2.1 million. The Company's private account business accounted for virtually all of this increase, reflecting higher assets under management associated with the continuing strength of the U.S. equity markets.

Commission income of $36 thousand slightly increased from the $23 thousand recorded in the first quarter of 1998. Other income of $139 thousand decreased $53 thousand from $192 thousand in 1998. The decrease is a result of lower unrealized appreciation of marketable securities in 1999. Unrealized appreciation stems from the Company's investments in a number of the funds managed by the Company.

Total expenses decreased approximately $0.6 million from $4.7 million to $4.1 million due to administrative and general expenses, (which decreased $0.4 million from the first quarter of 1998 to $1.7 million), salaries and other compensation, (which decreased $0.2 million to $2.2 million), and selling and promotional expenses (which decreased $0.1 million to $0.1 million). Administrative and general expenses declined primarily due to lower sub-advisory fees which reflects lower mutual fund assets under management. Salaries and other compensation declined due to lower bonus expense associated with lower revenues and profits. Selling and promotional expenses decreased $0.1 million due to lower advertising expenditures.

Income before taxes and minority interest of $385 thousand is $29 thousand less than the $414 thousand recorded in the first quarter of 1998. The provision for state and federal taxes slightly decreased to $167 thousand from $181 thousand due to the decrease in taxable income.

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

The Company has completed an assessment of its Year 2000 readiness and has completed the renovation of its internal systems. The renovation phase involved the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices, all of which are Year 2000 compliant. The Company anticipates that the validation phase should be completed by the end of May 1999. The implementation phase has commenced (overlapping the validation phase) with systems being installed at the completion of their validation testing. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $174,000, of which an aggregate of $96,000 has been incurred to date.

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first quarter of 1999 the Company had cash inflows from operations of $1.0 million. The major source of this cash inflow was the liquidation of a portion of the Company's trading securities and from net income.

Net cash from investing activities has ranged between inflows of $0.5 million and outflows of $0.3 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first quarter of 1999 reflecting the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997 and September 17, 1998, the Company announced share repurchase programs under which the Company may repurchase up to 1,500,000 shares of its stock from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have three year terms. Through December 31, 1998, the Company repurchased 845,350 shares of its stock for a total of $4,634,244. In the first quarter of 1999, the Company purchased 64,000 shares of its stock for a total of $230,400. Subsequent to March 31, 1999, the Company repurchased 112,000 shares. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At March 31, 1999 the Company had $9.2 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, had federal and state net capital requirements at March 31, 1999 of $25,000. The aggregate net capital of LFD was $0.3 million at March 31, 1999. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on March 31, 1999 increased to $9.0 million from $8.9 million at December 31, 1998 primarily as a result of the Company's net income.

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

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/Richard M. Hisey
_________________________
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date: 5-12-99