Form 10-Q
period 1999-06-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1999-08-12
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06-30-99
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999.


                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          4,534,872 Shares Outstanding



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

         Part II.  Other Information
                  Legal Proceedings and Exhibits






Part I.  Financial Information
Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          6/30/1999           12/31/1998
                                                         (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                                    $ 585,452           $ 228,347
   Money market accounts                                   8,724,058           8,209,827
                                                         ------------         -----------
                                                           9,309,510           8,438,174
                                                         ------------         -----------

Receivables:
   Investment advisory and management fees                 1,182,592             863,920
   Due from funds and other                                  663,187             426,585
                                                         ------------         -----------
                                                           1,845,779           1,290,505
                                                         ------------         -----------
Trading securities                                           688,063           1,337,110
Prepaid expenses                                           1,977,711           1,859,517
Prepaid taxes                                                  8,208             182,066
Fixed assets (net of accumulated depreciation
   and amortization)                                       1,046,557           1,193,515
Intangible assets (net of accumulated amortization)          170,376             178,476
Assets associated with deferred compensation                 975,308             834,309
Deferred income taxes                                      1,488,808           1,560,686
Other assets                                                   9,401               8,608
                                                         ------------         -----------
        Total assets                                    $ 17,519,721        $ 16,882,966
                                                         ============         ===========


Liabilities:
Accounts payable and other accrued expenses              $ 4,014,979         $ 3,944,677
Deferred income                                            2,321,511           1,879,969
Deferred compensation                                        975,308             834,309
Federal income taxes payable                                 717,685             843,434
Other liabilities                                             15,554              11,391
                                                         ------------         -----------
        Total liabilities                                  8,045,037           7,513,780
                                                         ------------         -----------
Minority interest                                            485,384             428,821

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000 authorized shares;
   5,487,887 issued                                           54,879              54,879
Additional paid-in capital                                21,533,391          21,573,392
Accumulated deficit                                       (8,234,274)         (8,633,541)
Deferred compensation                                       (826,752)         (1,118,758)
Treasury stock at cost                                    (3,537,944)         (2,935,607)
                                                         ------------         -----------
        Total stockholders' equity                         8,989,300           8,940,365
                                                         ------------         -----------

        Total liabilities and stockholders' equity      $ 17,519,721        $ 16,882,966
                                                         ============         ===========


 See accompanying notes to the condensed consolidated financial statements (Unaudited).




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                     1999           1998              1999           1998

Revenues:
   Investment advisory:
      Mutual fund management fees (including
        $78,807, $86,936, $170,369, and $186,740
        respectively from related parties)        $ 2,261,596    $ 3,007,621       $ 4,395,881    $ 6,019,422
      Mutual fund commissions                           5,193         19,832            15,353         48,948
      Other management fees (including $847,667,
        $769,699, $1,718,904, and $1,484,338
        respectively from related parties)          2,187,764      2,018,337         4,322,017      3,910,783
   Commissions income                                  37,837         28,603            74,143         51,976
   Other income/(loss)                                262,750        (61,331)          401,373        130,726
                                                  ------------   ------------      ------------   ------------
        Total revenues                              4,755,140      5,013,062         9,208,767     10,161,855
                                                  ------------   ------------      ------------   ------------

Expenses:
   Salaries and other compensation                  2,393,568      2,320,607         4,628,286      4,756,395
   Selling and promotional                            191,135        271,734           308,116        495,632
   Administrative and general                       1,722,140      2,080,866         3,439,173      4,155,655
                                                  ------------   ------------      ------------   ------------
        Total expenses                              4,306,843      4,673,207         8,375,575      9,407,682
                                                  ------------   ------------      ------------   ------------
        Income before income taxes and
            minority interest                         448,297        339,855           833,192        754,173

Provision for income  taxes
   Current                                            237,486         73,636           305,484        120,044
   Deferred                                           (26,998)        84,332            71,878        219,024
                                                  ------------   ------------      ------------   ------------
        Total provision                               210,488        157,968           377,362        339,068
                                                  ------------   ------------      ------------   ------------
        Income before minority interest               237,809        181,887           455,830        415,105
Minority interest                                      23,600          7,440            56,563          8,071
                                                  ------------   ------------      ------------   ------------
        Net income                                  $ 214,209      $ 174,447         $ 399,267      $ 407,034
                                                  ============   ============      ============   ============

Earnings per share:
   Basic earnings per share                             $0.05          $0.03             $0.09          $0.08
                                                  ============   ============      ============   ============
   Diluted earnings per share                           $0.05          $0.03             $0.08          $0.08
                                                  ============   ============      ============   ============

Average shares outstanding during the period:
   Basic                                            4,576,658      5,103,634         4,643,013      5,142,528
                                                  ============   ============      ============   ============
   Diluted                                          4,684,908      5,200,138         4,726,794      5,236,964
                                                  ============   ============      ============   ============


See accompanying notes to the condensed consolidated financial statements (Unaudited).



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                1999                 1998
                                                                                ----                 ----

Cash flows from operating activities:
Net income                                                                    $ 399,267           $ 407,034
Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                             170,960             163,552
      Deferred income taxes                                                      71,878             219,024
      Minority interest                                                          56,563               8,070
      Compensation expense - stock options                                      318,006             308,430
Change in assets and liabilities
      Receivables                                                              (555,274)            182,843
      Trading securities                                                        649,047              40,253
      Prepaid expenses                                                         (118,194)           (298,303)
      Prepaid taxes                                                             173,858                 284
      Accounts payable and accrued expenses                                      70,302          (1,042,746)
      Federal income taxes payable                                             (125,749)                  -
      Deferred income                                                           441,542             391,670
      Other, net                                                                  3,370                 442
                                                                         ---------------    ----------------
Net cash provided by operating activities                                     1,555,576             380,553

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                           (15,902)            (41,106)

Cash flows from financing activities:
      Purchase of treasury stock                                               (668,338)           (928,750)
                                                                         ---------------    ----------------
Net cash used in financing activities                                          (668,338)           (928,750)
                                                                         ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                            871,336            (589,303)
Cash and cash equivalents, beginning of period                                8,438,174           8,705,298
                                                                         ---------------    ----------------
Cash and cash equivalents, end of period                                    $ 9,309,510         $ 8,115,995
                                                                         ===============    ================



          See  accompanying  notes  to  the  condensed   consolidated  financial
statements (Unaudited).



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

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


2.  Common Stock Buy-Back Program

On March 7, 1997 the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. During 1998, the Company completed the share repurchase program. On September 17, 1998, the Board of Directors authorized a second share repurchase program of up to 750,000 shares, which has a term of three years. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market price. During the first half of 1999, the Company repurchased 200,000 shares of stock for a total of $668,338. Subsequent to June 30, 1999, the Company repurchased 95,000 shares. Under the second program, the Company has repurchased a total of 390,350 shares.

3.  Disclosures about Segments of an Enterprise and Related Information

The Company and its subsidiaries are principally engaged in a variety of asset management and related services to retail investors, institutions and private accounts. The Company operates in three business segments: Mutual Funds, Institutional, and Private Accounts. The mutual fund segment, through its subsidiaries, markets, promotes, and distributes the Lexington family of 15 mutual funds providing a variety of investment choices. The institutional segment for investment management services includes corporate, government and multi-employee pension plans, charitable endowments and foundations, insurance company general accounts and defined contribution and 401(k) plans. The private account segment offers equity, fixed income and balanced fund alternatives, tailored to the individual investment objectives of its private clients.

                                             Mutual                       Private
Six months ended June 30, 1999               Funds       Institutional    Accounts         Other           Total
------------------------------                -----      -------------    --------         -----           -----

Revenue                                    $4,645,340     $2,120,932     $2,462,921       ($20,426)      $9,208,767

Salaries and other compensation             1,879,350      2,053,493        695,443              0        4,628,286
Selling and promotional                        98,758        141,239         46,112         22,007          308,116
Administrative and general                  1,352,476        508,486      1,454,315        123,896        3,439,173

Income (loss) before income taxes
    and minority interest                  $1,314,756      ($582,286)      $267,051      ($166,329)        $833,192

Six months ended June 30, 1998

Revenue                                    $6,062,590     $2,049,641     $2,041,274         $8,350      $10,161,855

Salaries and other compensation             2,099,634      2,036,172        620,589              0        4,756,395
Selling and promotional                       269,555        147,736         47,151         31,190          495,632
Administrative and general                  1,889,867        662,332      1,475,289        128,167        4,155,655

Income (loss) before income taxes
    and minority interest                  $1,803,534      ($796,599)     ($101,755)     ($151,007)        $754,173


Three months ended June 30, 1999

Revenue                                    $2,420,711     $1,099,563     $1,272,826       ($37,960)      $4,755,140

Salaries and other compensation               893,479      1,125,753        374,336              0        2,393,568
Selling and promotional                        67,596         79,319         30,521         13,699          191,135
Administrative and general                    670,883        264,331        724,939         61,987        1,722,140

Income (loss) before income taxes
    and minority interest                    $788,753      ($369,840)      $143,030      ($113,646)        $448,297

Three months ended June 30, 1998

Revenue                                    $2,919,695     $1,040,761     $1,048,387         $4,220       $5,013,063

Salaries and other compensation             1,023,979        995,124        301,503              0        2,320,606
Selling and promotional                       115,779        107,013         27,280         21,662          271,734
Administrative and general                    960,877        308,824        746,194         64,971        2,080,866

Income (loss) before income taxes
    and minority interest                    $819,060      ($370,200)      ($26,590)      ($82,413)        $339,857


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

Six Months Ended June 30, 1999 and 1998

The consolidated net income for the six months ended June 30, 1999 was $0.4 million, or $0.09 basic earnings per share and $0.08 diluted earnings per share, compared to $0.4 million, or $0.08 basic and diluted earnings per share for the first six months of 1998.

Total assets under management at June 30, 1999 were $3.3 billion compared to $3.5 billion at June 30, 1998. Mutual fund assets under management decreased approximately $0.4 billion to $1.5 billion from $1.9 billion in the year earlier period. The decrease is mainly attributable to the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Assets under management in this relationship were approximately $400 million. Private account assets increased $0.1 billion to $0.6 billion, while institutional assets stayed even at $1.1 billion.

Year-to-date revenues of $9.2 million are $1.0 million below last year. Mutual fund revenues decreased $1.6 million from $6.0 million to $4.4 million. Of this decline, $0.9 million is a result of the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Also contributing to the decline are the Company's emerging markets funds, which, compared to the prior year period, experienced a decrease in average net assets in an environment of continuing strength in the U.S. capital markets. Other management fees shows a $0.4 million increase, due to higher assets under management in the private account segment. There was also a $0.3 million increase in other income, primarily as a result of unrealized appreciation of $0.1 million at June 30, 1999 versus unrealized depreciation of $0.1 million at June 30, 1998.

Total year-to-date expenses of $8.4 million decreased $1.0 million from the first half of 1998 due to administrative and general expenses (which decreased approximately $0.7 million to $3.4 million), selling and promotional expenses (which decreased $0.2 million to $0.3 million), and salaries and other compensation (which decreased approximately $0.1 million to $4.6 million). Administrative and general expenses primarily declined due to lower sub-advisory fees and trail commissions, reflecting lower assets under management. Selling and promotional expenses decreased $0.2 million due to lower advertising expenditures. And finally, salaries and other compensation declined due to lower bonus expense associated with lower revenues and profits.

Income before taxes and minority interest of $833 thousand is $79 thousand above the $754 thousand recorded in the first half of 1998. The provision for state and federal taxes slightly increased to $377 thousand from $339 thousand due to the increase in taxable income.

Three Months Ended June 30, 1999 and 1998

The consolidated net income for the three months ended June 30, 1999 was $214,209 or $0.05 per share, compared to $174,447 or $0.03 per share for the second quarter of 1998.

Total revenues of $4.8 million are $0.3 million below the second quarter of 1998. Mutual fund revenues decreased $0.7 million to $2.3 million with the decline in assets under management. Of this decline, $0.5 million is due to the termination of a sub-advisory relationship. Partially offsetting the decline is an increase of $0.2 million in other management fees associated with higher assets under management in the private account segment, and a $0.3 million increase in other income. The increase in other income is a result of unrealized appreciation, which totaled $0.1 million in the second quarter of 1999 versus unrealized depreciation of $0.2 million in the second quarter of 1998. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company.

The total expenses for the quarter of $4.3 million showed a decrease of $0.4 million, due almost entirely to administrative and general expenses. These expenses decreased $0.4 million primarily due to a decline in sub-advisory fees and trail commissions, which is attributable to lower mutual fund assets under management. Selling and promotional expenses decreased $0.1 million from the second quarter of 1998 to $0.2 million. This decrease is attributable to lower advertising expenditures. Salaries and other compensation expense increased $0.1 million to $2.4 million due to market appreciation of the assets segregated for the purposes of meeting the Company's deferred compensation liability.

Profit before tax and minority interest amounted to $0.4 million, up $0.1 million from the $0.3 million recorded in the second quarter of 1998. The provision for state and federal taxes increased $53 thousand to $0.2 million in the second quarter due to higher taxable income.

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

The Company has completed an assessment of its Year 2000 readiness and has completed the renovation of its internal systems. The renovation phase involved the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices, all of which are Year 2000 compliant. The validation phase related to these applications has been completed. The implementation phase has begun and is an ongoing task. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $174,000, of which an aggregate of $112,000 has been incurred to date.

The Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. All outside vendors are in the implementation phase.

The  Company  is  deemed  generally   compliant  with  no  critical  systems  as
non-compliant and has drafted a contingency plan, which it is refining and will test in the third quarter.

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first six months of 1999 the Company had cash inflows from operations of $1.6 million. The major sources of this cash inflow were the liquidation of a portion of the Company's trading securities and net income.

Net cash from investing activities have ranged between inflows of $0.5 million and outflows of $0.3 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first six months of 1999 reflecting the purchase of computer equipment.

Cash flows from financing activities have been consistently negative over the past three years. The principal use of cash in financing activities has been the repurchase of the Company's stock under the previously announced stock buy-back programs. On March 7, 1997 the Company announced a share repurchase program under which the Company may repurchase up to 750,000 shares of its stock from time to time in the open market or through privately negotiated transactions at market prices. During 1998, the Company completed the share repurchase program. On September 17, 1998, the Board of Directors authorized a second share repurchase program of up to 750,000 shares, which has a term of three years. Through December 31, 1998, the Company repurchased 845,350 shares of its stock for a total of $4,634,244. In the first half of 1999, the Company purchased 200,000 shares of its stock for a total of $668,338. Subsequent to June 30, 1999, the Company repurchased 95,000 shares. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At June 30, 1999 the Company had $9.3 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD,  as  a  registered  broker-dealer,   had  federal  and  state  net  capital
requirements at June 30, 1999 of $25,000. The aggregate net capital of LFD was $0.3 million at June 30, 1999.

Stockholders' equity on June 30, 1999 increased to $9.0 million from $8.9 million at December 31, 1998 primarily as a result of the Company's net income.

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



Part II.  Other Information

Item 1.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)      Date of Meeting:  May 13, 1999 Annual Meeting of Stockholders

   (b) Matters voted on and number of affirmative/negative votes:

         1.  Election of Directors:
         Peter L. Richardson, Stuart S. Richardson, Carl H. Tiedemann

              For All Directors:  4,520,032          Withheld Authority:  16,081

         2. Ratification of the selection of KPMG LLP as the independent auditors for the current calendar year.

              Votes:          For              Against           Abstain
                           4,531,145            1,330             3,638


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

Date: 8-12-99