Form 10-Q
period 1999-09-30
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 1999-11-12
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09-30-99
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999.


                      Common Stock-$.01 Par Value Per Share
                          Authorized 15,000,000 Shares
                          4,427,372 Shares Outstanding




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

         Part II. Other Information
                  Legal Proceedings and Exhibits




                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES

Part I.  Financial Information
Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    9/30/1999     12/31/1998
                                                    (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                              $ 558,489      $ 228,347
   Money market accounts                             8,892,278      8,209,827
                                                   ------------   ------------
                                                     9,450,767      8,438,174
                                                   ------------   ------------
Receivables:
   Investment advisory and management fees           1,177,306        863,920
   Due from funds and other                            398,799        426,585
                                                   ------------   ------------
                                                     1,576,105      1,290,505
                                                   ------------   ------------
Securities at fair value                               658,351      1,337,110
Prepaid expenses                                     1,896,257      1,859,517
Prepaid taxes                                           65,749        182,066
Fixed assets (net of accumulated depreciation
   and amortization)                                   976,153      1,193,515
Intangible assets (net of accumulated amortization)    166,326        178,476
Assets associated with deferred compensation           950,361        834,309
Deferred income taxes                                1,867,229      1,560,686
Other assets                                             9,556          8,608
                                                   ------------   ------------
        Total assets                               $ 17,616,854   $ 16,882,966
                                                   ============   ============

Liabilities:
Accounts payable and other accrued expenses        $ 4,789,244    $ 3,944,677
Deferred income                                      2,206,166      1,879,969
Deferred compensation                                  950,361        834,309
Federal income taxes payable                           675,061        843,434
Other liabilities                                            -         11,391
                                                   ------------   ------------
        Total liabilities                            8,620,832      7,513,780
                                                   ------------   ------------
Minority interest                                      556,241        428,821

Stockholders' Equity:
Common stock, $.01 par value; 15,000,000
authorized shares;5,487,887 issued                      54,879         54,879
Additional paid-in capital                          21,533,391     21,573,392
Accumulated deficit                                 (8,533,318)    (8,633,541)
Deferred compensation                                 (666,667)    (1,118,758)
Treasury stock at cost                              (3,948,504)    (2,935,607)
                                                   ------------   ------------
        Total stockholders' equity                   8,439,781      8,940,365
                                                   ------------   ------------

        Total liabilities and stockholders' equity $ 17,616,854   $ 16,882,966
                                                   ============   ============


See  accompanying  notes  to the  condensed  consolidated  financial  statements
(Unaudited).



                                         LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    (Unaudited)

                                                           Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                               1999            1998             1999           1998

Revenues:
   Investment advisory:
      Mutual fund management fees (including approx.
           $72,000,  $92,000,  $242,000, and $278,000
            respectively from related parties)             $ 2,385,485     $ 2,590,728      $ 6,777,591    $ 8,610,051
      Mutual fund commissions                                    3,585          11,304           18,938         60,252
      Other management fees (including approximately
          $871,000,  $761,000,  $2,590,000, and
          $2,245,000 respectively from related parties)      2,346,044       1,989,241        6,671,836      5,746,944
   Commissions income                                           30,692          28,604          104,835         80,580
   Other income/(loss)                                          36,063        (114,693)         437,436         16,033
                                                           ------------    ------------     ------------   ------------
        Total revenues                                       4,801,869       4,505,184       14,010,636     14,513,860
                                                           ------------    ------------     ------------   ------------

Expenses:
   Salaries and other compensation                           3,146,363       2,131,241        7,774,649      6,887,635
   Selling and promotional                                     279,806         269,358          598,949        775,031
   Administrative and general                                1,922,470       1,890,591        5,350,616      5,883,028
                                                           ------------    ------------     ------------   ------------
        Total expenses                                       5,348,639       4,291,190       13,724,214     13,545,694
                                                           ------------    ------------     ------------   ------------
        Income (loss) before income taxes & minority int      (546,770)        213,994          286,422        968,166

Provision for income  taxes
   Current                                                      59,838         199,553          365,322        319,597
   Deferred                                                   (378,421)        (83,279)        (306,543)       135,745
                                                           ------------    ------------     ------------   ------------
        Total provision                                       (318,583)        116,274           58,779        455,342
                                                           ------------    ------------     ------------   ------------
        Income (loss) before minority interest                (228,187)         97,720          227,643        512,824
Minority interest                                               70,856           8,703          127,419         16,773
                                                           ------------    ------------     ------------   ------------
        Net income (loss)                                   $ (299,043)       $ 89,017        $ 100,224      $ 496,051
                                                           ============    ============     ============   ============

Earnings per share:
   Basic earnings (loss) per share                              ($0.07)          $0.02            $0.02          $0.10
                                                           ============    ============     ============   ============
   Diluted earnings (loss) per share                            ($0.07)          $0.02            $0.02          $0.10
                                                           ============    ============     ============   ============

   Average shares outstanding during the period              4,454,258       4,982,511        4,579,403      5,088,603
                                                           ============    ============     ============   ============





             See accompanying notes to the condensed consolidated financial statements (Unaudited).

                                      LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                          AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                          (Unaudited)

                                                                               Nine Months Ended Sept. 30,
                                                                                1999                1998
                                                                                ----                ----
Cash flows from operating activities:
Net income                                                                    $ 100,224           $ 496,051
Adjustments to reconcile net income to net cash provided
   by  operating activities:
      Depreciation and amortization                                             253,932             249,450
      Deferred income taxes                                                    (306,543)            135,746
      Minority interest                                                         127,419              16,773
      Compensation expense - stock options                                      478,092             466,351
                                                                         ---------------    ----------------
                                                                                552,900             868,320
Change in assets and liabilities
      Receivables                                                              (285,600)            160,068
      Securities at fair value                                                  678,759             387,647
      Prepaid expenses                                                          (36,740)            (16,190)
      Prepaid taxes                                                             116,317              (5,577)
      Accounts payable and accrued expenses                                     844,567            (909,437)
      Federal income taxes payable                                             (168,373)             26,305
      Deferred income                                                           326,197             215,861
      Other, net                                                                (12,338)            139,276
                                                                         ---------------    ----------------
Net cash provided by operating activities                                     2,115,913           1,362,324

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                           (24,420)            (64,015)

Cash flows from financing activities:
      Dividends and other                                                             -            (147,000)
      Purchase of treasury stock                                             (1,078,900)         (2,249,173)
                                                                         ---------------    ----------------
Net cash used in financing activities                                        (1,078,900)         (2,396,173)
Net Increase (decrease) in cash and cash equivalents                          1,012,593          (1,097,864)
Cash and cash equivalents, beginning of period                                8,438,174           8,705,298
                                                                         ---------------    ----------------
Cash and cash equivalents, end of period                                    $ 9,450,767         $ 7,607,434
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

2.  Common Stock Buy-Back Program

On March 7, 1997 the Board of Directors of the Company authorized a share repurchase program of up to 750,000 shares. During 1998, the Company completed the share repurchase program. On September 17, 1998, the Board of Directors authorized a second share repurchase program of up to 750,000 shares, which has a term, of three years. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market price. During the first nine months of 1999, the Company repurchased 307,500 shares of stock for a total of $1,078,900. Under the second program, the Company has repurchased a total of 402,850 shares.

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

                                                 Mutual                       Private
Nine months ended September 30, 1999             Funds      Institutional     Accounts       Other           Total
------------------------------------             -----      -------------     --------       -----           -----

Revenue                                       $7,002,788     $3,133,037     $3,792,980      $81,831        $14,010,636

Salaries and other compensation                3,428,019      3,160,370      1,186,260            -          7,774,649
Selling and promotional                          215,792        259,708         88,608       34,841            598,949
Administrative and general                     1,973,492        925,237      2,175,088      276,799          5,350,616

Income (loss) before income taxes
     and minority interest                    $1,385,485    ($1,212,278)      $343,024    ($229,809)          $286,422

Nine months ended September 30, 1998
-------------------------------------
Revenue                                       $8,562,975     $2,787,344     $3,151,107      $12,434        $14,513,860

Salaries and other compensation                3,017,347      2,949,793        920,495            -          6,887,635
Selling and promotional                          474,745        188,392         71,197       40,697            775,031
Administrative and general                     2,468,202        970,405      2,244,155      200,266          5,883,028

Income (loss) before income taxes
     and minority interest                    $2,602,681    ($1,321,246)      ($84,740)   ($228,529)          $968,166



Three months ended September 30, 1999
-------------------------------------

Revenue                                          $2,357,448     $1,012,105     $1,330,059     $102,257         $4,801,869

Salaries and other compensation                   1,548,669      1,106,877        490,817            0          3,146,363
Selling and promotional                             106,007        118,469         42,496       12,834            279,806
Administrative and general                          737,294        311,500        720,773      152,903          1,922,470

Income (loss) before income taxes
     and minority interest                         ($34,522)     ($524,741)       $75,973     ($63,480)         ($546,770)

Three months ended September 30, 1998
-------------------------------------
Revenue                                          $2,500,385       $890,882     $1,109,833       $4,084         $4,505,184

Salaries and other compensation                     917,714        913,621        299,906            0          2,131,241
Selling and promotional                             195,149         40,656         24,046        9,507            269,358
Administrative and general                          741,553        308,073        768,866       72,099          1,890,591

Income (loss) before income taxes
     and minority interest                         $645,969      ($371,468)       $17,015     ($77,522)          $213,994



Management does not evaluate balance sheet assets as a means to allocate resources and assess performance. The Company is domiciled in the United States and does not have any international operations.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1998 is incorporated herein by reference and should be read in conjunction with the following.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------
The consolidated net income for the nine months ended September 30, 1999 was $0.1 million, or $0.02 per share, compared to $0.5 million, or $0.10 per share for the first nine months of 1998.

Total assets under management at September 30, 1999 were even with September 30, 1998 at $3.2 billion. Mutual fund assets under management decreased approximately $0.2 billion to $1.5 billion from $1.7 billion in the year earlier period. The decrease is mainly attributable to the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Assets under management in this relationship were approximately $400 million. Private account assets increased $0.1 billion to $0.6 billion, while institutional assets also showed a $0.1 billion increase to $1.1 billion.

Year-to-date revenues of $14.0 million are $0.5 million below last year. Mutual fund revenues decreased $1.8 million from $8.6 million to $6.8 million. Of this decline, $1.3 million is a result of the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Also contributing to the decline are the Company's emerging markets funds, which, compared to the prior year period, experienced a decrease in average net assets in an environment of continuing strength in the U.S. capital markets. Other management fees shows a $0.9 million increase, due to higher assets under management in the private account and institutional segments. There was also a $0.4 million increase in other income, primarily as a result of unrealized appreciation of $0.1 million at September 30, 1999 versus unrealized depreciation of $0.3 million at September 30, 1998.

Total year-to-date expenses of $13.7 million increased $0.2 million from September 30, 1998. The increase is due to salaries and other compensation, which increased $0.9 million to $7.8 million, as a result of expenses associated with the reorganization of the firm's Executive Committee and the resulting restructuring of responsibility for the mutual fund group. In addition, bonus expense increased, reflecting the increasingly competitive environment for top quality personnel. Offsetting the increase in salaries and other compensation is a decrease in administrative and general expense (which decreased $0.5 million to $5.4 million), and selling and promotional expenses (which decreased $0.2 million to $0.6 million). Administrative and general expenses declined primarily due to lower sub-advisory fees and trail commissions, reflecting lower assets under management. Selling and promotional expenses decreased $0.2 million due to lower advertising expenditures.

Income before taxes and minority interest of $0.3million is $0.7 million below the $1.0 million recorded in the first nine months of 1998. The provision for state and federal taxes decreased to $0.1 million from $0.5 million due to the decrease in taxable income.


Three Months Ended September 30, 1999 and 1998
----------------------------------------------
The consolidated net loss for the three months ended September 30, 1999 was $299,043 or ($0.07) per share, compared to net income of $89,017 or $0.02 per share for the third quarter of 1998.

Total revenues of $4.8 million are $0.3 million above the third quarter of 1998. Other management fees increased $0.4 million, which is associated with higher assets under management in the private account and institutional segments. Other income increased approximately $0.1 million as a result of unrealized appreciation/(depreciation), which was relatively flat in the third quarter of 1999 versus unrealized depreciation of $0.2 million in the third quarter of 1998. The unrealized appreciation/depreciation stems from investments in a number of the products managed by the Company. Mutual fund revenues decreased $0.2 million to $2.4 million with the decline in assets under management. Of this decline, $0.4 million is due to the termination of a sub-advisory relationship.

The total expenses for the quarter of $5.3 million increased $1.0 million, due entirely to salaries and other compensation, which increased $1.0 million, as a result of the restructuring costs and bonus increase referred to above. Selling and promotional fees remained level at $0.3 million, as did general and administrative expenses, which was at $1.9 million.

The loss before tax and minority interest amounted to $0.5 million, down approximately $0.7 million from the income before tax and minority interest of $0.2 million recorded in the third quarter of 1998. The provision for state and federal taxes decreased $0.4 million in the third quarter due to lower taxable income.

Year 2000
---------
The Company, like most commercial and financial institutions, is working to ensure that its operating and processing systems will, along with those of its service providers, continue to function when the Year 2000 arrives. The Company has developed and implemented a comprehensive plan to prepare the Company's computer systems and applications for the Year 2000, as well as to identify and address any other Year 2000 operational issues which may affect the Company. Progress reports on the Company's Year 2000 program are presented regularly to the Company's Board of Directors and senior management.

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

The Company has completed the awareness, assessment, renovation, and validation phases related to all internal and external systems that have been deemed mission critical. The renovation phase involved the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices, all of which are Year 2000 compliant. The validation phase related to these applications has been completed. The implementation phase has begun and will continue to be an ongoing task. Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $174,000, of which an aggregate of $127,000 has been incurred to date.

The Company is keeping apprised of the progress of outside vendors' plans to become Year 2000 compliant. All outside vendors are in the implementation phase.

The Company is deemed generally compliant with all mission critical systems validated for Year 2000 readiness. The Company has a contingency plan in place. Testing and validation of the contingency plan will continue through year-end.

Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially affect the Company's results of operations, liquidity and financial condition.

Effects of Inflation
--------------------
The Company does not believe that inflation has had a significant impact on the operations of the Company to date. The Company's assets consist primarily of cash and investments, which are monetary in nature. However, to the extent inflation results in rising interest rates with the attendant adverse effects on the securities markets and on the values of investments held in the Company's accounts, inflation may adversely affect the Company's financial position and results of operations. Inflation also may result in increased operating expenses (primarily personnel-related costs) that may not be readily recoverable in the fees charged by the Company.


Liquidity and Financial Condition
---------------------------------
The  Company's   business  typically  does  not  require   substantial   capital
expenditures. The most significant investments are in technology, including computer equipment.

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $1.5 million over the past three years. In the first nine months of 1999 the Company had cash inflows from operations of $2.1 million. The major source of this cash inflow was the liquidation of a portion of the Company's trading securities and from an increase in accounts payable and accrued expenses.

Net cash from investing activities has ranged between inflows of $0.5 million and outflows of $0.3 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first nine months of 1999 reflecting the purchase of computer equipment.

Cash flows from financing activities have been consistently negative over the past three years. The principal use of cash in financing activities has been the repurchase of the Company's stock under the previously announced stock buy-back programs. On March 7, 1997 the Company announced a share repurchase program under which the Company may repurchase up to 750,000 shares of its stock from time to time in the open market or through privately negotiated transactions at market prices. During 1998, the Company completed the share repurchase program. On September 17, 1998, the Board of Directors authorized a second share repurchase program of up to 750,000 shares, which has a term of three years. Through December 31, 1998, the Company repurchased 845,350 shares of its stock for a total of $4,634,244. In the first nine months of 1999, the Company purchased 307,500 shares of its stock for a total of $1,078,900. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At September 30, 1999 the Company had $9.5 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, is sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD,  as  a  registered  broker-dealer,   had  federal  and  state  net  capital
requirements at September 30, 1999 of $25,000. The aggregate net capital of LFD was $0.3 million at September 30,1999.

Stockholders' equity on September 30, 1999 decreased to $8.4 million from $8.9 million at December 31, 1998 primarily as a result of the Company's purchase of treasury shares.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements.

Forward Looking Statements
--------------------------
Some of the statements included within Management's Discussion and Analysis may be considered to be forward looking statements which are subject to certain risks and uncertainties. Factors which could cause the actual results to differ materially from those suggested by such statements are described from time to time in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.


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

Date: 11-12-99