Form 10-K
period 1999-12-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 2000-04-03
CIK 1001540

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The number of shares outstanding of the registrant's voting Common Stock and the aggregate market value of such Common Stock held by non-affiliates on March 17, 2000 was as follows:

                     Common Stock-$.01 Par Value Per Share
                         Authorized 15,000,000 Shares
                         4,505,038 Shares Outstanding
                      Aggregate Market Value $18,729,750

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

       On February 29, 2000, the Company announced that it has signed a definitive agreement for ReliaStar Financial Corp. ("ReliaStar") to acquire the Company in a stock-and-cash transaction valued at $47.5 million. The definitive agreement provides for the purchase price to be allocated in terms of one-third cash and two-thirds in shares of ReliaStar common stock. Completion of the acquisition is subject to normal closing conditions, including approval by the Company's shareholders, fund directors and fund shareholders, and various regulatory approvals. The transaction is expected to close in the third quarter of 2000. Upon closing of the acquisition, Company shareholders will be entitled to 0.231 shares of ReliaStar common stock and $3.306 in cash in exchange for each share of Company common stock they hold, subject to adjustment based on ReliaStar common stock price and the Company's assets under management. The Company will become part of a ReliaStar subsidiary, Pilgrim Capital Corporation, which manages, markets and distributes open- and closed-end mutual funds and structured finance products.

       The acquisition of the Company by ReliaStar will precipitate numerous actions which will cause the Company to incur additional costs. These include:

       1) Change in control provisions contained in the Company's Long Term Incentive Plan which will accelerate vesting of incentive stock options and restricted stock;

       2) Change in control provisions contained in Employment Agreements with key executives of the Company which provide for severance payments to these employees;

       3)  Severance payment to employees who will be terminated;

       4) Payments to third parties including investment bankers, attorneys, and accountants.

     In the aggregate, these costs will substantially reduce shareholders' net equity as of December 31, 1999.

     In addition, the merger agreement between ReliaStar and the Company imposes numerous restrictions upon the Company including, but not limited to restrictions on:

       1)  The declaration or payment any dividends;

       2) The acquisition of any corporation, partnership, or other business organization;

       3)  The sale or disposition of any of its assets that are material;

       4)  The incurrence of any indebtedness;

       5)  The entering into of any new material contract.

     The Company can make no assurance that the merger will occur. In the event the proposed transaction does not occur, the Company could be contingently liable for termination fees payable to ReliaStar. Depending on the reason for termination, the Company could be liable for payments to the Buyer of up to $2.250 million.

     The Company manages portfolios of equity, balanced, fixed income, mortgage-backed and money market investments, which are designed to meet a broad range of investment objectives.

     At December 31, 1999 total assets under management amounted to $3.6 billion, with $1.7 billion in mutual funds, $1.2 billion in institutional accounts and $0.7 billion in private client accounts. The Company's client base consists of approximately 126,000 mutual fund shareholder accounts, approximately 20 institutional accounts, and approximately 780 private client accounts. The tables below set forth the Company's total assets under management in each of its three major markets at the dates indicated and the Company's total assets under management by type of investment.

                       Asset Composition By Market (1)
                            (Dollars in Thousands)

                                                                                    December 31,
                                               ---------------------------------------------------------------------------------
                                                   1999             1998             1997              1996                1995
                                                  ------           ------           ------            ------              ------
Mutual Funds                                   $ 1,670,148      $ 1,460,303      $ 1,896,293       $ 1,797,238       $ 1,517,260
Institutional                                    1,185,021        1,115,762        1,109,339         1,047,244         1,134,080
Private Clients                                    718,106          594,913          467,072           360,226           428,434
                                               ---------------------------------------------------------------------------------
   Total                                       $ 3,573,275      $ 3,170,978      $ 3,472,704       $ 3,204,708       $ 3,079,774
                                               =================================================================================

                    Asset Composition By Type of Investment
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                  December 31,
                                               ----------------------------------------------------------------------------
                                                   1999           1998            1997            1996             1995
                                                  ------         ------          ------          ------           ------
Domestic Equity                                $ 1,872,066    $ 1,807,759      $ 1,704,426     $ 1,330,398      $ 1,172,710
Foreign Equity                                     629,752        363,770          850,274         807,962          699,842
                                               ----------------------------------------------------------------------------
    Subtotal (2)                                 2,501,818      2,171,529        2,554,700       2,138,360        1,872,552
Precious Metals (3)                                 97,998         94,033          118,416         201,295          273,411
Fixed Income                                       833,363        758,686          634,029         668,841          712,830
Money Market Funds                                 104,096        146,730          165,559         196,212          220,981
                                               ----------------------------------------------------------------------------
    Total                                      $ 3,573,275    $ 3,170,978      $ 3,472,704     $ 3,204,708      $ 3,079,774
                                               ============================================================================

_________________________
(1) Included in the institutional assets under management are invested assets of members of the Richardson Family (defined below, see "Risk Factors-- Substantial Stockholders"), principal stockholders of the Company, and certain other related persons, which assets at December 31, 1999 were valued at approximately $944 million. The fees charged for the management of such assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts.

(2)  Excludes precious metal equities.

(3)  Precious Metals includes precious metals and precious metal equities.



The following chart illustrates the structure of the Company as of December 31, 1999.

                                             ----------------------------------------
                                                      Lexington Global Asset
                                                          Managers, Inc.
                                             ----------------------------------------
--------------------------------------------------------------------------------------------------------------------------
       100%                      100%                     65%                      51%                        55%
-------------------       ------------------      -------------------      -------------------        --------------------
    Lexington                 Lexington               Market                    Peidmont                   Lexington
       Funds                 Management               Systems                 Asset Advisors              Global Asset
    Distributor,             Corporation              Research                   L.L.C.                     Managers
        Inc.                   (LMC)                Advisors, Inc.               (PAA)                    (BVI), Ltd.
       (LFD)                Saddle Brook,              (MSR)                    New York,                 (LGAM (BVI))
    Saddle Brook,            New Jersey               New York,                 New York                 Cayman Islands,
     New Jersey                                       New York                                                BVI
-------------------       ------------------      -------------------      -------------------        --------------------
                                                         100%
                                                  -------------------
                                                       Market
                                                       Systems
                                                       Research
                                                         Inc.
                                                        (MSRI)
                                                       New York,
                                                       New York
                                                  -------------------

Primary Markets and Strategy for Growth

Markets

The Company's business strategy is targeted at three large market segments:

               Mutual Funds--The Company, through its subsidiaries, markets, promotes, and distributes the Lexington family of 16 mutual funds (the "Lexington Funds") providing a variety of investment choices for the retail investor, financial planner and intermediary, and the defined benefit and defined contribution marketplace, including the rapidly growing 401(k) market.

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

Mutual Funds

     Background. The mutual fund industry has expanded rapidly in the last several years. According to the Investment Company Institute, the trade association for investment companies, total assets of U.S. mutual funds have increased from $982 billion at December 31, 1989 to $6.8 trillion at December 31, 1999, an average growth rate of approximately 21% per year.

     In the mutual fund industry, mutual funds may be sold to investors with a sales charge or a commission (a "load" fund) or without a sales charge or a commission (a "no-load" fund). All of the sixteen Lexington Funds are no-load funds. Mutual funds may also be either closed-end or open-end. Generally, closed-end funds raise money from stockholders only once, unlike an open-end fund which issues and redeems shares of the fund on a continuous basis. In addition, unlike open-end mutual funds, closed-end funds do not stand ready to redeem their shares at net asset value. Instead, stockholders wishing to sell their shares must do so by trading them on a national securities exchange or in the over-the-counter market, at a price determined by the market, which may be higher or lower than the fund's net asset value. All of the Company's mutual funds are open-end funds.

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

     Investment Products and Services. The Company has developed the Lexington family of 16 mutual funds which are managed, marketed and distributed under the Lexington name through Lexington Management Corporation and Lexington Funds Distributor, Inc. The Lexington Funds are designed to provide a variety of investment options for retail investors, financial planners and intermediaries, and for the defined benefit and defined contribution marketplace, including the 401(k) market. These funds have been selected for inclusion in various no fee transaction broker programs, such as the Charles Schwab Mutual Fund OneSource(R) program.

     Each of the Company's global/international equity funds may invest their assets in any country approved by the fund's Board of Directors provided such assets are custodied with an eligible custodian under Rule 17f-5 of the Investment Company Act of 1940, as amended. Currently, Chase Manhattan Bank is acting as master custodian of assets for each of the Lexington Funds.

     Except for the Lexington Goldfund, Inc., which has a significant portion of its assets under management invested in Australia, Canada and South Africa, the Lexington Small Cap Asia Growth Fund, which has a significant portion of its assets under management invested in Asia, and the Lexington Troika Dialog Russia Fund, which has a significant portion of its assets under management invested in Russia, the Company believes that, in general, the assets under management in its global/international and precious metal equities funds are invested in a geographically diversified manner.

     Strategy. The Company's current strategies in the mutual fund market are to: (i) identify emerging trends in order to develop new investment products;
(ii) strengthen the "brand name" awareness of the Lexington Funds both at the broker-dealer level and the retail investor level; (iii) broaden its efforts to offer subadvisory and administration services to other mutual funds; and, (iv) expand into other distribution channels.

     The Company believes that with focused market research efforts it can identify demographic and industry trends relevant to the growth of the mutual fund business and thereby develop products to meet emerging needs and opportunities. For example, the Company launched the Lexington Global Technology Fund, Inc. in December 1999 after the Company's research indicated that international technology investing was an emerging investment trend. Furthermore, the Company believes that its smaller relative size in the mutual fund industry provides it with a competitive advantage by enabling the Company to capitalize upon trends more quickly than its competitors. As another example, in 1996, the Company launched the Lexington Troika Dialog Russia Fund, the first open-end fund in the United States devoted to Russian equities.

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

Institutional Market

     Background. The market for institutional clients includes corporate, government and multi-employee (Taft Hartley) pension plans, charitable endowments and foundations, insurance company general accounts, and defined contribution and 401(k) plans. According to the 1999 Money Market Directory of Pension Funds (including 401(k) plans), the institutional market represented over $6.4 trillion in total assets under management, including defined benefit plan assets, endowments and foundations.

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

     The Company has formed joint management arrangements with investment advisory firms to expand investment product offerings. The Company develops investment products in consultation with these firms which usually have a specialization in evaluating and investing in specific market segments such as convertible securities, specific geographic regions and global fixed income. These products are subsequently distributed utilizing Lexington's distribution channels and are jointly managed by the Company and the investment advisory firm. These joint management arrangements are subject to the approval of the shareholders of the fund utilizing these services and the annual approval of the Board of Directors of the fund. Firms with which the Company has developed joint management arrangements include Crosby Asset Management (US), Inc. (Asia), Stratos Advisors<184> Inc. (emerging markets), and, Troika Dialog Asset Management, ZAO (Russia). Each of these firms is a registered investment advisor.

     The Lexington Small Cap Asia Growth Fund has a joint management arrangement with Crosby Asset Management (US), Inc., a wholly-owned subsidiary of the Crosby group. The Crosby group is an independent merchant bank in Asia founded in 1984 which provides a variety of financial services including investment management and corporate finance.

     The Lexington Worldwide Emerging Markets Fund, Inc., the Lexington Emerging Markets Fund, Inc., and the Lexington Global Technology Fund, Inc. have a joint management arrangement with Stratos Advisors, Inc., which is an affiliate of VZB Partners, LLC. Stratos specializes in managing assets in emerging markets and seeks to provide investment management services to institutional investors for sophisticated individual investors with net worth in excess of $1 million.

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

     The average account size of the Company's private clients is $920,000. With approximately 780 private clients, the Company's clients are generally heads of households in their mid-40s to 60s with a high proportion of their wealth in liquid assets.

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

     The Company offers products and services to its private clients through LMC's private client group. Currently, marketing of investment products and services to high net worth prospects is primarily conducted by LMC through direct sales and referral sales by retail stockbrokers, CPAs and financial planners.


LMC and LFD

     LMC and LFD, both located in Saddle Brook, New Jersey, form the core business of the Company generating approximately 93% of revenues in 1999. LMC and its predecessors have been active in the investment management business since 1938. LMC provides products and services for institutional clients including corporate, government and Taft Hartley pension plans, charitable endowments and foundations, insurance company general and separate accounts and defined contribution and 401(k) plans. The Company's private client business is also conducted primarily through LMC. LMC targets accounts in this market with up to $5 million to invest, which accounts typically include wealthy individuals and smaller institutional accounts, including foundations, not-for-profit corporations, pension plans and employee benefit plans.

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

     Certain funds specialize in specific industries or sectors, such as precious metals and natural resources, but most are broadly diversified. Currently, the Lexington Funds have approximately 126,000 shareholders. All of the Company's funds are no-load funds. Investment advisory services, as well as management research and statistical services, are provided to each fund by LMC and LFD. As compensation for such services, the mutual funds pay a fee which is based upon average net assets under management.

The following table sets forth the assets for each of the five years ended December 31, 1999 of each of the Lexington Funds and for each fund to which LMC and LFD provides subadvisory and/or administration services.

                                Fund Assets (1)
                            (Dollars in Thousands)

                                                                                  December 31,
                                             -----------------------------------------------------------------------------------
                                                     1999             1998            1997             1996              1995
                                                    ------           ------          ------           ------            ------
Domestic Equity*
Lexington Growth & Income Fund                 $   255,665         $  245,734      $  228,058       $  200,231       $   138,840
Lexington Corporate Leaders Trust Fund             454,661            482,678         476,405          384,990           247,560
London Pacific Corporate Leaders                     9,243              8,182           3,506            1,311                 -
Lexington Natural Resources Trust                   31,753             35,442          65,320           37,896            16,962
Lexington SmallCap Fund, Inc.                        7,965              8,165           9,578            8,056                 -
                                               ---------------------------------------------------------------------------------
  Total Domestic Equity                        $   759,287         $  780,201      $  782,876       $  632,484       $   403,362
                                               ---------------------------------------------------------------------------------
Fixed Income*
Lexington Money Market Trust                   $    97,618         $   86,494      $   94,349       $   97,680       $    88,961
Lexington GNMA Income Fund, Inc.                   376,657            273,063         157,608          133,660           130,735
Lexington Global Income Fund (3)                    31,692             36,411          23,569           28,992            10,754
Lexington TaxFree Money Fund, Inc. (4)                   -                  -               -           26,528            28,203
Lexington Convertible Securities Fund                    -             10,306          10,350           11,208            11,634
SBL Fund Series K (5) (6) (7) (11)                       -             13,066          14,445           11,755             5,684
Security Income Fund-Global Aggressive
  Bond Series (5) (6) (7) (11)                           -              4,327           6,269            4,915             4,409
                                               ---------------------------------------------------------------------------------
    Total Fixed Income                         $   505,967         $  423,667      $  306,590       $  314,738       $   280,380
                                               ---------------------------------------------------------------------------------
Global/International Equity*
Lexington Worldwide Emerging Markets Fund,
 Inc. (8)                                      $   153,318         $   67,732      $  137,988       $  256,532       $   260,423
Lexington Global Corporate Leaders
 Fund, Inc.                                         19,608             17,846          35,088           37,216            53,635
Lexington Emerging Markets Fund, Inc.               38,775             15,357          24,061           21,581             7,840
Lexington International Funds, Inc.                 25,291             24,000          19,950           18,891            17,855
Lexington Small Cap Asia Growth Fund, Inc.          13,988             18,209          13,986           25,246             8,900
SBL Fund Series D (5) (6) (7) (10)                       -                  -         285,864          246,908           177,935
Parkstone Advantage International Discovery
  Fund (7)                                               -                  -               -                -            11,649
Security Equity Fund-Global Series (5) (6)
  (7) (10)                                               -                  -          33,834           28,543            21,870
Lexington Global Technology Fund, Inc. (2)             100                  -               -                -                 -
Lexington Troika Dialog Russia Fund (9)             55,817             19,258         137,649           13,804                 -
                                               ---------------------------------------------------------------------------------
  Total Global/International Equity             $  306,897         $  162,402      $  688,420       $  648,721       $   560,107
                                               ---------------------------------------------------------------------------------
Precious Metal Equity*
Lexington Goldfund, Inc.                       $    72,559         $   50,886      $   53,945       $  109,215       $   136,361
Lexington Strategic Investments Fund,
  Inc. (12)                                              -             17,502          20,760           43,702            76,280
Lexington Silver Fund, Inc.                         25,438             25,645          43,711           48,378            60,770
                                               ---------------------------------------------------------------------------------
  Total Precious Metal Equity                  $    97,997         $   94,033      $  118,416       $  201,295       $   273,411
                                               ---------------------------------------------------------------------------------
  Total Funds                                  $ 1,670,148         $1,460,303      $1,896,293       $1,797,238       $ 1,517,260
                                               =================================================================================

____________________________________________
(1) Each of the funds listed is an open-end fund. Unless otherwise indicated, each of the funds is a no-load fund.
(2)  Fund commenced operations in December 1999.
(3) Fund changed objective from tax-exempt bond fund to global income fund on January 3, 1995.
(4)  Fund liquidated in August 1997.
(5)  Fund sponsored by Security Benefit Life Insurance Company.
(6) Fund to which the Company, through its subsidiaries, provides subadvisory and administration services.
(7)  Load fund.
(8) Fund changed objective from growth fund to emerging markets growth fund in June 1991.
(9)  Fund commenced operations in June 1996.
(10) Sub-advisory relationship terminated November 2, 1998.
(11) Sub-advisory relationship terminated January 1, 1999.
(12) Fund merged into Lexington Goldfund, Inc. in June 1999.

* Of each of the Company's four market segments, Domestic Equity, Fixed Income, Global/International Equity and Precious Metal Equity, invested assets held by the Richardson Family constituted 32.0%, 20.1%, 28.2% and 0%, respectively, of the total assets under management with respect to each segment at December 31, 1999.

Other Subsidiaries

At December 31, 1999, the Company had 3 subsidiaries in addition to LMC and LFD:
Market Systems Research Advisors, Inc. ("MSR"),  Lexington Global Asset Managers
(BVI), Ltd. ("LGAM BVI"), and Piedmont Asset Advisors L.L.C. ("PAA").

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

LGAM (BVI)--Cayman Islands, BVI
     The Company owns 55% of LGAM (BVI), an entity formed in 1998. LGAM (BVI) owns 50% of Troika Dialog Lexington Partners (BVI), Ltd. which is the investment advisor to the Troika Dialog Lexington Russia Eurasia Opportunity Fund. The remainder of LGAM (BVI) is owned by certain key employees of the Company.

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

          (38%) The Company also has shareholder servicing arrangements with discount brokers, including Charles Schwab Mutual Fund OneSource(R), Fidelity Funds Network(R), DLJ Direct, Waterhouse Mutual Fund Connection and First Trust Corporation. The Company also has a number of its funds included in strategic alliances and "wrap" programs, which will offer greater distribution opportunities in the future. At December 31, 1999, approximately $639 million, or 38%, of LMC's total mutual fund assets have been generated through these named shareholder servicing arrangements. Under these shareholder servicing arrangements, the discount broker, which sells, markets and distributes many mutual funds other than the Lexington Funds is paid a fee for recordkeeping, shareholder communications and other services provided by the discount broker to investors purchasing shares of the Lexington Funds through the discount broker's programs. This fee is typically based on the average daily value of the investments in each Lexington Fund made by the discount broker on behalf of investors participating in the discount broker's program. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets after the proposed merger with ReliaStar. The loss of any one or more of these shareholder servicing arrangements may materially adversely affect the Company's results of operations. The Company's ability to gain and maintain access to these distribution channels is largely dependent on the investment performance of the Company's products, the development of new investment products, marketing and pricing strategies that serve the needs of investors and discount brokers and the level of service provided by the Company. Although the Company historically has been successful in these aspects of its business, there can be no assurance that the Company can continue to maintain such access for its products.

          (5%) The Lexington Funds are also sold through banks and insurance companies.

     Although the Company does not control all of its distribution channels, the Company believes that the use of multiple distribution channels, including competing non-captive distribution channels, stabilizes and increases the distribution of its products.

Regulation

     LMC and MSR are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Advisory Act"), and all applicable state securities laws. LFD is registered as a broker/dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and all applicable state securities laws, Accordingly, this company is subject to regulation by the Securities and Exchange Commission (the "SEC") and state securities commissions and is required to furnish periodic reports and to observe restrictions on certain activities. LFD is also a member of the National Association of Securities Dealers, Inc. ("NASD"), and is therefore subject to various NASD regulations, including net capital requirements. Each Lexington Fund is registered with the SEC under the Investment Company Act of 1940, as amended (the "1940 Act"), and is qualified for sale throughout the United States. The 1940 Act imposes restrictions on certain transactions between the Lexington Funds and LMC.

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

Competition

     The asset management business is highly competitive. The Company competes with a large number of other domestic and foreign asset management firms, commercial banks, insurance companies, broker-dealers and others, although as a practical matter the Company typically competes with other firms offering comparable investment services and objectives. According to The Money Market Directory of Pension Funds and their Investment Managers, the Company ranked among the top 425 largest investment counsel firms, as measured by total tax-exempt assets under management at December 1999. As a result, some of the financial services companies with which the Company competes have substantially greater resources and assets under management than the Company and offer a wider variety of products and services.

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

Personnel

     At December 31, 1999, the Company employed 82 people. Approximately 75, 2, 1, 1, and 3 were located in Saddle Brook, New Jersey; Gold River, California; Dallas, Texas; Edwards, Colorado; and New York, New York, respectively. None of the Company's employees are represented by a labor union.

                                 RISK FACTORS

Acquisition of Company

     On February 29, 2000, the Company announced that it has signed a definitive agreement for ReliaStar to acquire the Company in a stock-and-cash transaction valued at $47.5 million. The definitive agreement provides for the purchase price to be allocated in terms of one-third cash and two-thirds in shares of ReliaStar common stock. Completion of the acquisition is subject to normal closing conditions, including approval by the Company's shareholders, fund directors and fund shareholders, and various regulatory approvals. The transaction is expected to close in the third quarter of 2000. Upon closing of the acquisition, Company shareholders will be entitled to 0.231 shares of ReliaStar common stock and $3.306 in cash in exchange for each share of Company common stock they hold, subject to adjustment based on ReliaStar common stock price and the Company's assets under management. The Company will become part of a ReliaStar subsidiary, Pilgrim Capital Corporation, which manages, markets and distributes open- and closed-end mutual funds and structured finance products.

     The acquisition of the Company by ReliaStar will precipitate numerous actions which will cause the Company to incur additional costs. These include:

              1) Change in control provisions contained in the Company's Long
                 Term Incentive Plan which will accelerate vesting of incentive stock options and restricted stock;
              2) Change in control provisions contained in Employment Agreements with key executives of the Company which provide for severance payments to these employees;
              3) Severance payment to employees who will be terminated;
              4) Payments to third parties including investment bankers, attorneys, and accountants.

     In the aggregate, these costs will substantially reduce shareholders' net equity as of December 31, 1999.

     In addition, the merger agreement between ReliaStar and the Company imposes numerous restrictions upon the Company including, but not limited to restrictions on:

              1) The declaration or payment any dividends;
              2) The acquisition of any corporation, partnership, or other business organization;
              3) The sale or disposition of any of its assets that are material;
              4) The incurrence of any indebtedness;
              5) The entering into of any new material contract.

       The Company can make no assurance that the merger will occur. In the event the proposed transaction does not occur, the Company could be contingently liable for termination fees payable to ReliaStar. Depending on the reason for termination, the Company could be liable for payments to the Buyer of up to $2.250 million.

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

     As of December 31, 1999, approximately $639 million, or 38% , of the Company's total mutual fund assets have been generated through shareholder servicing arrangements with five discount brokers; Charles Schwab Mutual Fund OneSource(R), Fidelity Funds Network(R), DLJ Direct, Waterhouse Mutual Fund Connection, and First Trust Corporation. While the Company has no reason to believe that such shareholder servicing arrangements will be terminated, no assurances can be given that these arrangements will continue or that they will continue to generate a substantial portion of the Company's total mutual fund assets under management. The loss of any one or more of these arrangements could materially adversely affect the Company's results of operations.

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

Global/International and Precious Metal Equity Mutual Fund Holdings

     At December 31, 1999, approximately $0.7 billion, or 20.4%, of the Company's total assets under management were invested in global/international and precious metal equities. Many foreign markets, especially emerging markets and markets where precious metals are mined, may be characterized by volatile economic, political and social conditions. Many of these countries have also experienced significant exchange rate fluctuations between the local currencies and the U.S. dollar which may subject the U.S. dollar value of the Company's assets under management in global/international and precious metal equities to currency translation risk, which could materially adversely affect the Company's results of operations. The markets in such countries may also be less liquid and less efficient than domestic markets. While the Company believes international investing offers the potential for reduced risk and higher expected returns through global diversification, fluctuations in foreign markets may have a material adverse effect on the value of the assets under management in the Company's global/international and precious metal equities.

     Except for the Lexington Goldfund, Inc., which has a significant portion of its assets under management invested in Australia, Canada and South Africa, the Lexington Small Cap Asia Growth Fund, which has a significant portion of its assets under management invested in Asia, and the Lexington Troika Dialog Russia Fund, Inc., which has a significant portion of its assets under management invested in Russia, the Company believes that in general, the assets under management in its global/international and precious metal equities funds are invested in a geographically diversified manner.

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

Company Buy-Back Program

     On March 7, 1997 and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. As part of the pending transaction with ReliaStar, this program has been suspended. During 1999, the Company repurchased 307,500 shares of stock for an aggregate purchase price of $1,078,900. Also during 1999, 8,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. Through December 31 1998, the Company repurchased 845,350 shares of its common stock for an aggregate purchase price of $4,634,232. Also through 1998, 244,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 252,000 shares have been awarded and 159,001 shares have been issued under the plan.

         Substantial Stockholders

     Descendants of Lunsford Richardson, Sr., their spouses, trusts, a corporation in which they have interests and charitable organizations established by such descendants (the "Richardson Family") some of whom are directors of the Company, beneficially own shares of Common Stock representing over 51% of the voting power of all the Company's outstanding voting securities. Accordingly, the Richardson Family has the ability to exert significant influence over the outcome of any matters submitted to the Company's stockholders for approval, including mergers, consolidations or the sale of all or substantially all of the Company's assets, and to prevent or cause a change in control of the Company.

     On February 28, 2000 the Company entered into an Agreement and Plan of Merger with ReliaStar, and Pilgrim Holdings Corporation, a Delaware corporation and wholly owned subsidiary of ReliaStar ("Pilgrim"), pursuant to which the Company will merge into Pilgrim, subject to satisfaction of certain conditions. Pursuant to the merger agreement, certain members of the Richardson Family, together with Robert DeMichele, President and Chief Executive Officer of the Company, and one other shareholder, executed voting agreements and irrevocable proxies in which they agreed to vote all of the Company's common stock as to which they have voting power, both individually and as trustees for Richardson family trusts, in favor of approving the merger agreement and the merger. The voting agreements represent 2,504,498 shares or approximately 55.5% of the outstanding shares.

     At December 31, 1999 the Company also managed approximately $944 million in invested assets of the Richardson Family and certain other related persons which represent approximately 26.4% of the Company's total assets under management at such date. The fees charged for the management of such assets are based upon standard fee schedules and are comparable with the fees charged to unaffiliated accounts. While the Company believes that it will continue to manage these assets, no assurance can be given with respect to the continued management of these assets. The loss of such assets would materially adversely affect the Company's results of operations.

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

     In addition to the above leases, the Company leases equipment on a long-term or month-to-month basis, which rental expense was approximately $117,000 in 1999.

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

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol LGAM. The quarterly range of prices of the Company's Common Stock as reported by the NASDAQ National Market System were as follows:

                         1999                          1998
                         ----                          ----
                  High           Low            High           Low
                  ----           ---            ----           ---

First          $   3.875      $   2.563      $   9.500      $   6.750
Second         $   3.750      $   3.000      $   8.500      $   6.750
Third          $   3.875      $   3.188      $   7.250      $   3.313
Fourth         $   3.188      $   2.250      $   5.250      $   3.250

On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been and will be made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. As part of the pending transaction with ReliaStar, the program has been suspended. During 1999, the Company repurchased 307,500 shares of stock for an aggregate purchase price of $1,078,900. Also during 1999, 8,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. Also during 1998, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. Also during 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 252,000 shares have been awarded and 159,001 shares have been issued under the plan.

     As of December 31, 1999, there were 576 holders of record of Common Stock.

Item 6. Selected Financial Data

                                                              Year Ended December 31,
                                         ----------------------------------------------------------------
                                         1999            1998          1997           1996           1995
                                         ----            ----          ----           ----           ----
                                                       (000's omitted except per share data)
                                                                   (Unaudited)
Results of Operations:
     Total revenues                     $19,137        $19,166        $20,895        $21,694        $21,609
     Total expenses                      18,338         17,692         17,230         18,567         19,287
     Provision for taxes                    355            724          1,208          1,270            700
     Net income                             274            714          2,397          2,475          1,579

Per Share Data:
     Basic earnings per share             $0.06          $0.14          $0.45          $0.45          $0.29
     Diluted earnings per share           $0.06          $0.14          $0.45          $0.45          $0.29

Financial Position:
     Total assets                       $18,038        $16,883        $17,433        $16,078        $14,774
     Total liabilities                    8,792          7,514          6,938          5,911          6,994
     Total stockholders' equity           8,773          8,940         10,090          9,822          7,347

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 Compared with 1998

The consolidated net income in 1999 was $0.3 million, $0.06 per share, compared to net income of $0.7 million, $0.14 per share in 1998.

Total assets under management at December 31, 1999 were $3.6 billion compared to $3.2 billion at December 31, 1998. Mutual fund assets under management increased approximately $0.2 billion to $1.7 billion from $1.5 billion in 1998. The increase is mainly attributable to the strong performance or growth in several products, most notably the Lexington GNMA Income Fund which increased in size by $104 million; the Lexington Worldwide Emerging Markets Fund, which increased $86 million; the Lexington Troika Dialog Russia Fund, which increased $37 million; and the Lexington Emerging Markets Fund, which increased $23 million from December 1998. Private account assets increased $0.1 billion to $0.7 billion, while institutional assets also showed a $0.1 billion increase to $1.2 billion.

Total revenues of $19.1 million were essentially even with last year. Mutual fund revenues decreased $1.7 million to $9.2 million in 1999 compared to $10.9 million in 1998. Of this decline, $1.5 million is a result of the termination of a sub-advisory relationship with one of the Company's larger accounts in the fourth quarter of 1998. Also contributing to the decline are the Company's emerging markets funds, which, compared to the prior year period, experienced a decrease in average net assets in an environment of continuing strength in the U.S. capital markets. Other management fees show a $1.2 million increase, due to higher assets under management in the private account and institutional segments.

Mutual fund commissions of $25 thousand were less than the $72 thousand recorded in 1998 because the Company's two products with sales loads were changed to no-load funds in July of 1999.

Other management fees of $9.0 million are up approximately $1.3 million from $7.7 million in 1998. The Company's private account business accounted for approximately $0.8 million of the increase due to continued increases in assets under management associated with the continuing strength of the U.S. equity markets. Institutional asset management fees contributed $0.4 million of the increase, also due to an increase in assets under management associated with strong U.S. markets.

Commission income of $87 thousand decreased $21 thousand from $108 thousand in 1998, due to client terminations. Other income of $0.8 million increased $0.5 million from $0.3 million in 1998. The increase is primarily a result of unrealized appreciation of $0.4 million at December 31, 1999 versus unrealized depreciation of $0.2 million at December 31, 1998. The unrealized appreciation/depreciation stems from investments in a number of products managed by the Company.

Total expenses of $18.3 million are $0.6 million above total expenses of $17.7 million in 1998. The increase is due to salaries and other compensation, which increased approximately $1.2 million to $10.2 million. The increase reflects severance package costs associated with the reorganization of the firm's Executive Committee and the resulting restructuring of responsibility for the mutual fund group. In addition, bonus expense increased, reflecting the increasingly competitive environment for investment professionals.

Selling and promotional costs of $0.9 million are $0.1 million below the $1.0 million in the prior year, due to lower advertising expenditures.

Administrative and general costs of $7.3 million are $0.4 million below the prior year's figure of $7.7 million. The decrease is primarily attributable to lower subadvisory fees, relating to the termination of one of the Company's largest sub-advisory accounts.

Pre-tax income of $0.8 million is $0.7 million less than the $1.5 million recorded in 1998. The provision for state and federal taxes of $0.3 million decreased $0.4 million from the $0.7 million in the prior year, due to lower profits. The Company used approximately $0.2 million of net operating loss carryforwards (NOLs) in 1999.

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between $2.4 million and $3.7 million over the past three years primarily as a result of the Company's net income.

Net cash from investing activities have ranged between $59 thousand and $0.3 million of outflows over the past three years. The primary use of cash in 1999 was the purchase of computer equipment.

Cash flows from financing activities consistently have been negative over the past three years. On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. As part of the pending transaction with ReliaStar, the program has been suspended. During 1999, the Company repurchased 307,500 shares of stock for an aggregate purchase price of $1,078,900. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. During 1997, the Company repurchased 313,000 shares of its common stock for an aggregate purchase price of $2,280,375. The Company may in the future issue debt securities or preferred stock or enter into loan or other agreements that restrict the payment of dividends on and repurchase of the Company's capital stock.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At December 31, 1999 the Company has $9.9 million of cash and cash equivalents. Management believes the Company's cash resources, plus cash provided by operations, are sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD, as a registered broker-dealer, has federal and state net capital requirements at December 31, 1999 of $25,000. The aggregate net capital of LFD was $0.3 million at December 31, 1999. LMC, MSR, and MSRI, as registered investment advisors, must meet net capital requirements imposed at the Federal and state levels.

Stockholders' equity on December 31, 1999 decreased to $8.8 million from $8.9 million a year earlier primarily as a result of the Company's purchase of treasury shares.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company employs a cash management strategy which seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing their after tax rate of return. For working capital purposes, the Company invests only in money market instruments. Cash which is not needed for normal operations is invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. The Company currently has money market funds, equity mutual funds, and common stock. To the extent that the Company invests in marketable equity securities, they ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. The Company does not use derivative financial instruments in their investment portfolio. At December 31, 1999 our cash and cash equivalents and securities owned were approximately $10.9 million.

The Company's exposure to interest rate risk relates primarily to the interest-bearing portions of their investment portfolio. The Company's policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. The Company's first priority is to reduce the risk of principal loss. The Company seeks to preserve their invested funds by limiting default risk, market risk, and re-investment risk. The Company attempts to mitigate default risk by investing in high quality credit securities that they believe to be low risk and by positioning their portfolio to respond appropriately to reductions in the credit rating of any investment issuer or guarantor that they believe is adverse to their investment strategy.

The Company's interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds. These investments totaled approximately $8.6 million at December 31, 1999. The Company's interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not subject to credit risk, but are not likely to fluctuate significantly in market value.

Item 8.  Financial Statements


  The following are included and filed under this item:

                                                                                                Page
                                                                                                ----
Independent Auditors' Report                                                                     19

LEXINGTON GLOBAL ASSET MANAGERS, INC.

  Consolidated Statements of Financial Condition--December 31, 1999 and 1998                     20


  Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997.           21


  Consolidated Statements of Changes in Stockholders' Equity--Years Ended December 31, 1999,
    1998 and 1997                                                                                22


  Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997            23


  Notes to Consolidated Financial Statements                                                     24

                         Independent Auditors' Report


To the Board of Directors and Stockholders of Lexington Global Asset Managers, Inc.:

We have audited the accompanying consolidated statements of financial condition of Lexington Global Asset Managers, Inc. and Subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Global Asset Managers, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                         /s/ KPMG LLP
                                         ------------
                                         KPMG LLP


New York, New York
March 1, 2000

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,

                                                       1999            1998
                                                       ----            ----
Assets:
Cash and cash equivalents:
 Cash                                             $   1,262,379   $     228,347
 Money market accounts                                8,616,274       8,209,827
                                                  -------------   -------------
                                                      9,878,653       8,438,174
                                                  -------------   -------------

Receivables:
 Investment advisory and management fees              1,339,294         863,920
 Due from funds and other                               468,413         426,585
                                                  -------------   -------------
                                                      1,807,707       1,290,505
                                                  -------------   -------------
Trading securities, at market value                   1,061,227       1,337,110
Prepaid expenses                                      1,411,688       1,859,517
Prepaid taxes                                             5,433         182,066
Fixed assets (net of accumulated depreciation
 and amortization)                                      931,576       1,193,515
Intangible assets (net of accumulated
 amortization)                                          162,276         178,476
Assets associated with deferred compensation          1,013,895         834,309
Deferred tax asset, net                               1,756,238       1,560,686
Other assets                                              9,562           8,608
                                                  -------------   -------------
     Total assets                                 $  18,038,255   $  16,882,966
                                                  =============   =============

Liabilities:
Accounts payable and accrued expenses             $     920,713   $     769,969
Accrued compensation                                  1,485,983         615,055
Accrued employee benefits                             2,442,227       2,559,653
Deferred income                                       2,134,972       1,891,360
Deferred compensation                                 1,013,895         834,309
Federal income taxes payable                            794,016         843,434
                                                  -------------   -------------
     Total liabilities                                8,791,806       7,513,780
                                                  -------------   -------------
Minority interest                                       473,156         428,821

Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000
 authorized shares; 0 issued and outstanding                  -               -
Common stock, $.01 par value; 15,000,000
 authorized shares; 5,487,887 issued, 4,494,038
 and 4,720,208, respectively, outstanding                54,879          54,879
Additional paid-in capital                           21,533,392      21,573,392
Accumulated deficit                                  (8,359,891)     (8,633,541)
Deferred compensation                                  (506,580)     (1,118,758)
Treasury stock, at cost                              (3,948,507)     (2,935,607)
                                                  -------------   -------------
     Total stockholders' equity                       8,773,293       8,940,365
                                                  -------------   -------------

     Total liabilities and stockholders' equity   $  18,038,255   $  16,882,966
                                                  =============   =============

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

                                                                     1999                1998                  1997
                                                                     ----                ----                  ----
Revenues:
  Investment advisory:
     Mutual fund management fees (including
      approximately $345,000, $318,000 and $521,000,
      respectively, from related parties)                        $   9,220,626       $  10,907,452        $  13,458,933
     Mutual fund commissions                                            24,571              71,600               62,838
     Other management fees (including approximately
      $3,425,000, $2,954,000 and $2,695,000,
      respectively, from related parties)                            8,968,448           7,735,194            6,726,438
  Commissions income                                                    87,144             108,508              151,334
  Other income                                                         836,380             343,711              495,175
                                                                 -------------       -------------        -------------
        Total revenues                                              19,137,169          19,166,465           20,894,718
                                                                 -------------       -------------        -------------

Expenses:
  Salaries and other compensation                                   10,181,344           9,011,246            9,015,128
  Selling and promotional                                              903,883             991,096            1,316,577
  Administrative and general                                         7,252,746           7,689,604            6,898,251
                                                                 -------------       -------------        -------------
        Total expenses                                              18,337,973          17,691,946           17,229,956
                                                                 -------------       -------------        -------------

        Income before income taxes and minority interest               799,196           1,474,519            3,664,762

Provision (benefit) for income taxes:
  Current                                                              550,763             346,539               13,929
  Deferred                                                            (195,552)            377,527            1,193,629
                                                                 -------------       -------------        -------------
        Total provision                                                355,211             724,066            1,207,558
                                                                 -------------       -------------        -------------
        Income before minority interest                                443,985             750,453            2,457,204
Minority interest                                                      170,335              36,013               60,149
                                                                 -------------       -------------        -------------
        Net income                                               $     273,650       $     714,440        $   2,397,055
                                                                 =============       =============        =============

Earnings per share:
  Basic earnings per share                                               $0.06               $0.14                $0.45
                                                                 =============       =============        =============
  Diluted earnings per share                                             $0.06               $0.14                $0.45
                                                                 =============       =============        =============

  Basic weighted average shares outstanding                          4,551,129           4,994,048            5,322,172
                                                                 =============       =============        =============
  Diluted weighted average shares and common
     stock equivalents outstanding                                   4,687,117           5,056,166            5,281,785
                                                                 =============       =============        =============

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998, and 1997

                                           Common Stock                                                                   Total
                                           ------------
                                        Shares                  Additional    Accumulated    Deferred       Treasury  Stockholders'
                                        Issued      Amounts  Paid-In Capital    Deficit    Compensation      Shares       Equity
                                      ---------     -------  ---------------  ------------ ------------   ----------- --------------
Balance at December 31, 1996          5,487,887      54,879    21,501,517     (11,734,723)            -            -      9,821,673
Net income                                    -           -             -       2,397,055             -            -      2,397,055
Purchase of treasury shares at cost           -           -             -          (8,250)            -   (2,280,375)    (2,288,625)
Issuance of restricted stock awards           -           -       206,625               -             -    1,607,875      1,814,500
Deferred compensation amortization            -           -             -               -    (1,654,342)           -     (1,654,342)
                                      ---------     -------   -----------     -----------   -----------  -----------     ----------
Balance at December 31, 1997          5,487,887      54,879    21,708,142      (9,345,918)   (1,654,342)    (672,500)    10,090,261
Net income                                    -           -             -         714,440             -            -        714,440
Purchase of treasury shares at cost           -           -             -               -             -   (2,353,857)    (2,353,857)
Issuance of restricted stock awards           -           -             -          (2,063)            -       90,750         88,687
Deferred compensation amortization            -           -             -               -       535,584            -        535,584
Miscellaneous adjustment                      -           -      (134,750)              -             -            -       (134,750)
                                      ---------     -------   -----------     -----------   -----------  -----------    -----------
Balance at December 31, 1998          5,487,887      54,879   $21,573,392     ($8,633,541)  ($1,118,758) ($2,935,607)   $ 8,940,365
Net income                                    -           -             -         273,650             -            -        273,650
Purchase of treasury shares at cost           -           -             -               -             -   (1,078,900)    (1,078,900)
Issuance of restricted stock awards           -           -       (40,000)              -             -       66,000         26,000
Deferred compensation amortization            -           -             -               -       612,178            -        612,178
                                      ---------     -------   -----------     -----------   -----------  -----------    -----------
Balance at December 31, 1999          5,487,887     $54,879   $21,533,392     ($8,359,891)  ($  506,580) ($3,948,507)   $ 8,773,293
                                      =========     =======   ===========     ===========   ===========  ===========    ===========

       See accompanying notes to the consolidated financial statements.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

                                                                     1999                1998                  1997
                                                                 -------------       -------------        -------------
Cash flows from operating activities:
Net income                                                       $     273,650       $     714,440        $   2,397,055
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                     337,354             337,706              319,267
     Amortization of deferred costs                                          -                   -                9,220
     Deferred income taxes                                            (195,552)            377,527            1,193,629
     Minority interest                                                 170,335              36,013               60,149
     Compensation expense for restricted shares awarded                638,178             624,271              151,908
(Increase) decrease in operating assets:
     Receivables                                                      (517,202)            539,205              200,412
     Trading securities, at market value                               275,883             187,678             (319,438)
     Prepaid expenses                                                  447,829            (251,395)          (1,240,043)
     Prepaid taxes                                                     176,633             (75,863)             (94,303)
Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                             904,246            (492,908)             746,259
     Federal income taxes payable                                      (49,418)            (20,233)            (151,684)
     Deferred income                                                   243,612             254,658              432,445
     Other                                                                (954)            132,883               41,534
                                                                 -------------       -------------        -------------
Net cash provided by operating activities                            2,704,594           2,363,982            3,746,410
                                                                 -------------       -------------        -------------

Cash flows from investing activities:
     Purchases of furniture, equipment and leasehold
        improvements                                                   (59,215)           (130,249)            (340,515)
     Net proceeds from sale of subsidiaries                                  -                   -               49,954
                                                                 -------------       -------------        -------------
Net cash used in investing activities                                  (59,215)           (130,249)            (290,561)
                                                                 -------------       -------------        -------------

Cash flows from financing activities:
     Dividends and other                                              (126,000)           (147,000)                   -
     Purchase of treasury stock                                     (1,078,900)         (2,353,857)          (2,280,375)
                                                                 -------------       -------------        -------------
Net cash used in financing activities                               (1,204,900)         (2,500,857)          (2,280,375)
                                                                 -------------       -------------        -------------
Net increase/(decrease) in cash and cash equivalents                 1,440,479            (267,124)           1,175,474
Cash and cash equivalents, beginning of year                         8,438,174           8,705,298            7,529,824
                                                                 -------------       -------------        -------------
Cash and cash equivalents, end of year                           $   9,878,653       $   8,438,174        $   8,705,298
                                                                 =============       =============        =============
Supplemental cash flow disclosure
     Income taxes paid                                           $     461,650       $     302,543        $     472,910
                                                                 =============       =============        =============

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            December 31, 1999 and 1998

1.  Organization and Business

Lexington Global Asset Managers, Inc. (the "Company") serves as a holding company for the following asset management subsidiaries (collectively referred to as the "Subsidiaries"): Lexington Management Corporation (100% owned), Lexington Funds Distributor Inc. (100% owned), MSR Advisors Inc. (65% owned), Lexington Global Asset Managers (BVI), Ltd. (55% owned), and Piedmont Asset Advisors (51% owned). The Subsidiaries are engaged in the management, distribution, and administrative services for the Lexington Family of Funds ("Funds") and for its institutional and private clients. Lexington Management Corporation ("LMC") and MSR Advisors Inc., ("MSR") are registered investment advisors under the Investment Advisers Act of 1940, as amended. Lexington Funds Distributor, Inc. ("LFD") is a registered broker/dealer under the Securities Exchange Act of 1934, is a member of the National Association of Securities Dealers, Inc. ("NASD"), and is therefore subject to various NASD regulations, including net capital requirements.

Subsequent Events

On February 29, 2000, the Company announced that it has signed a definitive agreement for ReliaStar Financial Corp. ("ReliaStar") to acquire the Company in a stock-and-cash transaction valued at $47.5 million. The definitive agreement provides for the purchase price to be allocated in terms of one-third cash and two-thirds in shares of ReliaStar common stock. Completion of the acquisition is subject to normal closing conditions, including approval by the Company's shareholders, fund directors and fund shareholders, and various regulatory approvals. The transaction is expected to close in the third quarter of 2000. Upon closing of the acquisition, Company shareholders will be entitled to 0.231 shares of ReliaStar common stock and $3.306 in cash in exchange for each share of Company common stock they hold, subject to adjustment based on ReliaStar common stock price and the Company's assets under management. The Company will become part of a ReliaStar subsidiary, Pilgrim Capital Corporation, which manages, markets and distributes open- and closed-end mutual funds and structured finance products.

The acquisition of the Company by ReliaStar will precipitate numerous actions which will cause the Company to incur additional costs. These include:

      1) Change in control provisions contained in the Company's Long Term Incentive Plan which will accelerate vesting of incentive stock options and restricted stock;

     2) Change in control provisions contained in Employment Agreements with key executives of the Company which provide for severance payments to these employees ;

     3)  Severance payment to employees who will be terminated;

     4) Payments to third parties including investment bankers, attorneys, and accountants.

In the aggregate, these costs will substantially reduce shareholders' net equity as of December 31, 1999.

In addition, the merger agreement between ReliaStar and the Company imposes numerous restrictions upon the Company including, but not limited to restrictions on:

     1) The declaration or payment any dividends;

     2) The acquisition of any corporation, partnership, or other business organization;

     3) The sale or disposition of any of its assets that are material;

     4) The incurrence of any indebtedness;

     5) The entering into of any new material contract.

The Company can make no assurance that the merger will occur. In the event the proposed transaction does not occur, the Company is contingently liable for termination fees payable to ReliaStar. Depending on the reason for termination, the Company could be liable for payments to the Buyer of up to $2.250 million.

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

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and the Subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash Equivalents

     Cash equivalents consist of highly liquid investments. At December 31, 1999 and 1998 cash equivalents consist primarily of investments in Lexington Money Market Trust, recorded at market value (which approximates cost).

Trading Securities

     The Company designates all marketable equity securities as held for trading purposes.

     Marketable equity securities (including funds that are advised by the Company) are carried at market value. The market value of marketable equity securities (excluding funds that are advised by the Company) is generally based on quoted market prices.

     Realized gains and losses are calculated on the specific-identification method and are included in other income. Unrealized appreciation (depreciation) arises from the difference between the cost and market value of securities and is recognized in other income.

Revenue Recognition

     Investment management and advisory fees are recorded as income for the period in which the services are performed. Commissions related to security transactions are recorded on trade date.

Segment Reporting

     The Company considers itself to principally operate in three business segments: mutual funds, institutional, and private accounts.

Depreciation and Amortization

     Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life.

Intangible Assets

     The Company assesses the recoverability of its intangible assets whenever significant events or changes occur which may impair recovery of recorded costs. Based on its most recent analysis, the Company believes that no impairment of its intangible assets exists at December 31, 1999.

Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123).

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

Financial Instruments

     The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates cost because of the immediate or short-term maturity of these financial instruments. The market value of trading securities has been disclosed in the accompanying consolidated financial statements and notes.

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

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Fixed Assets

Fixed assets at December 31, 1999 and 1998 consisted of the following:

                                                     1999           1998
                                                     ----           ----
Furniture, fixture and equipment                  $3,248,923     $3,191,678
Leasehold improvements                               170,547        168,577
                                                  ----------     ----------
     Depreciable fixed assets                      3,419,470      3,360,255
Less accumulated depreciation and amortization     2,487,894      2,166,740
                                                  ----------     ----------
Fixed assets, net                                 $  931,576     $1,193,515
                                                  ----------     ----------

Depreciation and amortization charged to operations were $337,354, $337,706, and $319,267 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts include amortization of goodwill of approximately $16,200 each year.

Depreciation and amortization are provided using the straight-line method over the following estimated lives:

      Asset                                    Estimated Life
      -----                                    --------------
Furniture and fixtures                         5 - 12 years
Office equipment                               3 - 5  years
Leasehold improvements                         term of lease

4.  Trading Securities, at market value

At December 31, 1999 and 1998, trading securities consisted of the following:

                                               1999          1998
                                               ----          ----
Funds advised by the Company                $  662,832    $1,036,211
Equity Securities                              398,395       300,899
                                            ----------    ----------

Total trading securities, at market value   $1,061,227    $1,337,110
                                            ==========    ==========

5.  Deferred Income and Prepaid Expenses

Certain clients pay investment advisory fees to LMC annually in advance. These fees are recorded as deferred income and recognized as income over the periods the services are performed. At December 31, 1999 and 1998, the balance in the deferred income account was $2,116,064 and $1,879,969, respectively, and was recorded as a liability in the accompanying consolidated statements of financial condition.

LMC has an agreement with SAI Capital Holdings, Inc. ("Select"), whereby Select provides back office and other administrative services for these clients in return for an administration fee. The administration fee ranges from 25% to 77% of the investment advisory fee received from these clients. The fee is paid to Select annually in advance and is recorded as a prepaid expense and amortized as services are received. At December 31, 1999 and 1998, the balance in prepaid expense for administrative services was $985,359 and $1,259,097, respectively.

6.  Regulatory Requirements

The broker/dealer subsidiary is subject to rules and regulations of the Securities and Exchange Commission which require maintenance of minimum net capital and reserve accounts. At December 31, 1999, the amount of net capital required for the broker dealer subsidiary pursuant to such rules and regulations was $25,000. The net capital of the broker/dealer subsidiary at December 31, 1999 amounted to $328,049.

7.  Intangible Assets

Intangible assets represent the goodwill arising from the original acquisition of the LMC business by Piedmont Management Company, Inc. ("Piedmont") in 1969. The goodwill is the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over forty years.

Accumulated amortization of goodwill amounted to approximately $501,000 and $485,000 at December 31, 1999 and 1998, respectively.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Commitments and Contingencies

The Subsidiaries lease administrative offices under noncancellable operating leases that expire in 2003.

The future minimum lease payments as of December 31, 1999 are as follows:

     2000............................................................    586,000
     2001............................................................    578,000
     2002............................................................    578,000
     2003............................................................    386,000
                                                                      ----------
                                                                      $2,128,000
                                                                      ==========

Rent expense was approximately $734,000, $736,000, and $626,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

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

During the years ended December 31, 1999, 1998 and 1997, the Company awarded restricted shares which will be issued out of Treasury Stock when the awards vest. The restricted shares awarded and the respective market values at date of grant were as follows:
                            Shares          Market
                            Awarded         Value
                            -------         -----
     February 3, 1997       33,000          $6.25
     November 7, 1997      200,000          $8.00
     April 1, 1998          11,000          $8.06
     April 1, 1999           8,000          $3.25

For the years ended December 31, 1999, 1998 and 1997, the Company recognized $638,178, $624,271 and $151,908, respectively, of compensation expense relating to the Restricted Stock Award Plan.

Stock Option Plan

Under the Plan the Company also established a Stock Option Plan, which reserve shares of common stock for issuance to key employees. In 1999, 86,600 stock options were granted at an exercise price of $3.50, the market value at the date of grant. In 1998, 81,500 stock options were granted at an exercise price of $8.06 and 7,000 stock options were granted at an exercise price of $4.00, the market values at the respective dates of grant. In 1997, 131,000 stock options were granted at an exercise price of $6.25 and 10,000 stock options were granted at an exercise price of $8.00, the market values at the respective dates of grant. No options were exercised or expired in 1999, 1998, and 1997 although 272,625 options were exercisable at December 31, 1999.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Incentive Plan (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

     (Dollars in thousands except for earnings per share information)
                                   1999      1998      1997
                                   ----      ----      ----
Net earnings:
        As reported               $ 274     $ 714     $2,397
        Pro forma                 $  40     $ 513     $2,252

Basic earnings per share:
        As reported               $0.06     $0.14     $ 0.45
        Pro forma                 $0.01     $0.10     $ 0.42

Diluted earnings per share:
        As reported               $0.06     $0.14     $ 0.45
        Pro forma                 $0.01     $0.10     $ 0.42

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, 1997 and 1995: dividend yield of 0%; expected volatility of 35.0%; risk-free interest rate of 5.23% to 6.64%; and expected lives of 10 years.

The Stock Option Plan provides that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to the Stock Option Plan will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant. Options vest over a four year period. Participants may exercise approximately one-fourth of the stock option shares after the end of each year of the cycle.

Information regarding the Stock Option Plan for 1999, 1998 and 1997 is as follows:

                                                                                1999                        1998           1997
                                                                        ----------------------------    -----------    -----------
                                                                                         Weighted-
                                                                                         Average
                                                                                         Exercise
                                                                                          Shares
                                                                           Shares         Price           Shares           Shares
                                                                           ------         -----           ------           ------
Options outstanding, beginning of year                                    409,500         $5.9552        321,000          180,000
Options exercised                                                               -               -              -                -
Options granted                                                            86,600         $3.5000         88,500          141,000
                                                                        ---------                      ---------        ---------
Options outstanding, end of year                                          496,100                        409,500          321,000
                                                                        =========                      =========        =========
Option price range, end of year                                         $    3.50                      $    4.00        $    6.25
                                                                        $    8.06                      $    8.06        $    8.00

Weighted-average fair value of options, granted during the year         $  3.5000                      $  7.7389        $  6.3741
Weighted-average grant-date fair value of options, granted
   during the year                                                      $  2.0317                      $  4.5480        $  3.8720

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Incentive Plan (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                 Options Outstanding                      Options Exercisable
                                                    -------------------------------------------      ---------------------------
                                                                   Weighted-
                                                                    Average       Weighted                            Weighted-
                                                       Number       Remaining      Average              Number         Average
                                                    Outstanding    Contractual     Exercise          Exercisable       Exercise
                      Range of Exercise Prices      at 12/31/99       Life          Price            at 12/31/99        Price
                      ------------------------      -----------       ----          -----            -----------        -----
                                $3.50                    86,600         10          $3.50
                                $4.00                     7,000          9          $4.00                 1,750          $4.00
                                $4.75                   180,000          6          $4.75               180,000          $4.75
                                $6.25                   131,000          7          $6.25                65,500          $6.25
                        $8.00 - $8.06                    91,500          8          $8.50                25,375          $8.05
                                                    -----------                                      ----------
                                                        496,100                                         272,625
                                                    ===========                                      ==========


Il. Common Stock Buy-Back Program

On March 7, 1997, and September 17, 1998 the Board of Directors of the Company authorized share repurchase programs of up to 750,000 shares for a total program of up to 1,500,000 shares. Repurchases have been made from time to time in the open market or through privately negotiated transactions at market prices. The stock repurchase plans have terms of three years. As part of the pending transaction with ReliaStar, this program has been suspended. During 1999, the Company repurchased 307,500 shares of stock for an aggregate purchase price of $1,078,900. During 1999, 8,000 treasury shares were awarded under the restricted stock award plan. During 1998, the Company repurchased 532,350 shares of stock for an aggregate purchase price of $2,353,857. During 1998, 11,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. During 1997, the Company repurchased 3 13,000 shares of its common stock for an aggregate purchase price of $2,280,375. During 1997, 233,000 treasury shares were awarded under the Company's Restricted Stock Award Plan. To date, 252,000 shares have been awarded and 159,001 shares have been issued under the Restricted Stock Award Plan. At December 3 1, 1999, 1998 and 1997, 993,849, 767,679 and 3 13,000 treasury shares were held, respectively.

12. Earnings Per Share

The Company follows SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is calculated by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding and assumed conversions.

Basic earnings per common share amounts were computed by dividing net income by the weighted-average number of common shares outstanding during the year. The average number of common shares outstanding was the average number of shares of common stock outstanding adjusted for repurchased shares.

Diluted earnings per share amounts were calculated by dividing net income by the weighted-average number of common shares and dilutive potential common share equivalents outstanding during the year.

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

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Earnings Per Share (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997.

                                                      1999          1998        1997
                                                   ----------   ----------   ----------
        Numerator:
          Net income                               $  273,650   $  714,440   $2,397,055
                                                   ==========   ==========   ==========
          Numerator for basic and diluted
           earnings per share - income
           available to common stockholders        $  273,650   $  714,440   $2,397,055
                                                   ==========   ==========   ==========
        Denominator:
          Denominator for basic earnings
           per share-weighted-average
           shares outstanding                       4,551,129    4,994,048    5,322,172
          Effect of dilutive securities:
           Employee stock options                     135,988       62,118       59,613
                                                   ----------   ----------   ----------
          Denominator for diluted earnings per
           share- weighted-average shares
           outstanding and assumed conversions      4,687,117    5,056,166    5,381,785
                                                   ==========   ==========   ==========
        Basic earnings per share                   $     0.06   $     0.14   $     0.45
                                                   ==========   ==========   ==========
        Diluted earnings per share                 $     0.06   $     0.14   $     0.45
                                                   ==========   ==========   ==========

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

     Contributions fully vest to employees at the end of five years. The annual savings plan expense by was $112,658, $117,498, and $122,760 for the years ended December 31, 1999, 1998, and 1997, respectively.

Retirement Plan
     LMC sponsors a defined benefit plan ("Retirement Plan") which is part of a master trust. An employee becomes a participant in the Retirement Plan after attaining age twenty-one and completing one year of service. Full vesting in the accrued benefit occurs at the earlier of completing five years of service after attaining age eighteen or reaching early retirement age. The funding policy for the Retirement Plan is to annually contribute the statutory required minimum amount as actuarially determined. Approximately 36% of the plan assets are invested in the Lexington Group of Mutual Funds.

LMC also maintains non-qualified supplemental benefit plans ("SERP") for certain employees. These plans replace the portion of benefits that exceed the limitations established by the Internal Revenue Code for tax qualified benefit plans. The amount charged to expense relating to these plans was approximately $101,000, $85,000, and $87,000 for the years ended December 31, 1999, 1998, and
1997, respectively.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Employee and Retiree Benefit Plans (Continued)

The following is selected actuarial information for the Retirement Plan and SERP (the "Plans"):

The Plans' projected benefit obligation at December 31, 1999 and 1998 was comprised of:

                                                               1999           1998
                                                            -----------    -----------
        Benefit obligation at beginning of year             $ 7,974,469    $ 7,067,630
        Service cost                                            387,261        338,530
        Interest cost                                           527,460        487,785
        Actuarial (gain) or loss                             (1,551,388)       390,032
        Benefits paid                                          (306,464)      (309,508)
                                                            -----------    -----------
        Benefit obligation at end of year                   $ 7,031,338    $ 7,974,469
                                                            ===========    ===========

The plan assets at fair value for the years ended December 31, 1999 and 1998 was comprised of:

                                                               1999           1998
                                                            -----------    -----------
        Fair value of plan assets at beginning of year      $ 5,693,421    $ 5,158,165
        Actual return on plan assets                          1,221,547        706,108
        Employer contributions                                  460,057        138,656
        Benefits paid                                          (306,464)      (309,508)
                                                            -----------    -----------
        Fair value of plan assets at end of year            $ 7,068,561    $ 5,693,421
                                                            -----------    -----------

The following table presents the Plans' funded status and amounts recorded in the Company's accompanying consolidated statements of financial condition at December 31, 1999 and 1998:

                                                               1999           1998
                                                            -----------    -----------
        Funded status                                       $    37,223    ($2,281,048)
        Unrecognized net actuarial (gain) or loss            (1,522,108)       685,031
        Unrecognized transition obligation                       32,228        123,142
        Unrecognized prior service cost                         454,888        372,489
                                                            -----------    -----------
        Net amount recorded at end of year                    ($997,769)   ($1,100,386)
                                                            ===========    ===========

Amounts recorded in the consolidated statements of financial condition at December 31, 1999 and 1998 consisted of:

                                                               1999           1998
                                                            -----------    -----------
        Accrued benefit liability                           ($1,069,882)   ($1,343,147)
        Intangible asset                                         72,113        242,761
                                                            -----------    -----------
        Net amount recorded at end of year                    ($997,769)   ($1,100,386)
                                                            ===========    ===========

The following table compares year end information for the Plans' projected benefit obligation, accumulated benefit obligation, and fair value of plan assets at December 31, 1999 and 1998:

                                                               1999           1998
                                                            -----------    -----------
        Projected benefit obligation                        $ 7,031,338    $ 7,974,469
        Accumulated benefit obligation                        6,260,849      7,036,568
        Fair value of plan assets                             7,068,561      5,693,421

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee and Retiree Benefit Plans (Continued)

Actuarial computations at December 31, 1999, 1998 and 1997 were made utilizing the following assumptions:

                                                1999         1998         1997
                                                ----         ----         ----

     Discount rate                              8.00%        6.75%        7.00%
     Expected return on plan assets            10.00%       10.00%       10.00%
     Rate of compensation increase              6.00%        6.00%        6.00%


Net expense under the Plans for the years ended December 31, 1999, 1998 and 1997 was comprised of:

                                                1999         1998         1997
                                                ----         ----         ----

     Service cost                           $ 387,261    $ 338,530    $ 267,931
     Interest cost                            527,460      487,785      436,804
     Expected return on plan assets          (565,796)    (501,717)    (469,064)
     Amortization of prior service cost        34,711       26,188       18,674
     Amortization of transitional asset       (26,196)     (17,673)     (26,196)
                                           ----------    ---------   ----------
     Net periodic benefit cost              $ 357,440    $ 333,113    $ 228,149
                                           ----------    ---------   ----------


Postretirement Employee Benefits
     In addition to providing pension benefits, the Company, along with certain affiliates, provides the option of life and medical insurance benefits for retirees. Pensioners whose employment was terminated by retirement (age 55 and 10 years of service) become eligible for these benefits. The medical insurance benefits are partially contributory in nature. Postretirement benefit plans other than pensions are not funded. The transaction obligation is being amortized over a 20-year period under the SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions."

The following is selected actuarial information for the Company's postretirement employee benefits:

The postretirement employee benefits' accumulated benefit obligation at December 31, 1999 and 1998 was comprised of:


                                                       1999           1998
                                                       ----           ----

     Benefit obligation at beginning of year        $1,238,079     $1,236,634
     Service cost                                       71,209         57,181
     Interest cost                                      79,912         75,775
     Actuarial gain                                   (219,886)      (102,883)
     Benefits paid                                     (68,009)       (28,628)
                                                    ----------     ----------
     Benefit obligation at end of year              $1,101,305     $1,238,079
                                                    ----------     ----------

The following table presents the postretirement employee benefits' funded status and amounts recorded in the Company's accompanying consolidated statements of financial condition at December 31, 1999 and 1998:



                                                       1999           1998
                                                       ----           ----

     Funded status                                 ($1,101,305)   ($1,238,079)
     Unrecognized net actuarial gain                  (312,558)       (94,122)
     Unrecognized transition obligation                291,000        316,000
                                                   -----------    -----------
     Net amount recorded at end of year
       (accrued benefit liability)                 ($1,122,863)   ($1,016,201)
                                                   ===========    ===========

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee and Retiree Benefit Plans (Continued)

Actuarial computation at December 31, 1999, 1998 and 1997 were made utilizing the following assumptions:


                                           1999           1998           1997
                                           ----           ----           ----

     Discount rate                         8.00%          6.75%          7.00%


For measurement purposes, a 9.8% (pre age 65 coverage) and 8.4% (post age 65 coverage) annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5% for 2007 and remain at that level thereafter.



Net expense under the postretirement employee benefits for the years ended December 31, 1999, 1998 and 1997 was comprised of:



                                                  1999        1998        1997
                                                  ----        ----        ----

     Service cost                              $ 71,209    $ 57,181    $ 54,702
     Interest cost                               79,912      75,775      78,203
     Expected return on plan assets              (1,420)     (3,260)     (2,461)
     Amortization of transitional obligation     25,000      25,000      25,000
                                               --------    --------    --------

     Net periodic benefit cost                 $174,701    $154,696    $155,444
                                               ========    ========    ========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             One-percentage      One-percentage
                                             point increase      point decrease
                                             --------------      --------------
     Effect on total of service and
       interest cost components                $ 32,775            ($32,775)
     Effect on postretirement benefit
       obligation                               163,665            (163,665)


Deferred Compensation Program
     The Company sponsors a supplemental retirement plan which is non-qualified deferred compensation plan (the "Plan"). The Plan is maintained by the Company for purposes of providing deferred compensation for a select group of key employees. The Company established a trust for this Plan and consolidates the trust assets with those of the Company in the accompanying consolidated statements of financial condition and records an offsetting liability. The investments held in the trust consist of various mutual fund holdings, including funds in the Lexington Group of Mutual Funds (approximately 24% of the trust's assets). The value of these investments were $1,013,895 and $834,309 at December 31, 1999 and 1998, respectively.


14. Income Taxes

A reconciliation of income tax expense computed at the U.S. statutory rate to the effective rate reflected in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997 follows:


                                   1999           1998           1997
                                   ----           ----           ----
Expected tax rate                 34.00%         34.00%         34.00%
State and local taxes             12.11           9.92           6.81
Restricted Stock                  25.49           8.02              -
Other                            (15.12)         (1.61)         (7.31)
                                 ------          -----          -----
Effective tax rate                56.48%         50.33%         33.50%
                                 ------          -----          -----

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)


The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                  1999                1998
                                                  ----                ----
Deferred tax assets:
     Net operating loss carryforwards        $        0           $   63,213
     Deferred compensation                    1,095,610              651,300
     Retirement and postretirement              847,023              800,068
     Other                                       34,400              189,059
                                             ----------           ----------
       Total deferred tax asset               1,977,033            1,703,640
                                             ----------           ----------
Deferred tax liabilities:
     Deferred state taxes                      (137,781)            (106,865)
     Other                                      (83,014)             (36,089)
                                             ----------           ----------
       Total deferred tax liabilities          (220,795)            (142,954)
                                             ----------           ----------
       Net deferred tax asset                $1,756,238           $1,560,686
                                             ==========           ==========

Income tax expense attributable to income for the years ended December 31, 1999, 1998, and 1997 consist of:

                                    Current        Deferred         Total
                                 -----------    ------------    -----------
Year ended December 31, 1999:
  U.S. Federal                    $ 344,431      ($  104,626)    $  239,805
  State and local                   206,332          (90,926)       115,406
                                -----------     ------------    -----------
                                  $ 550,763      ($  195,552)    $  355,211
                                ===========     ============    ===========

                                    Current        Deferred         Total
                                 -----------    ------------    -----------
Year ended December 31, 1998:
  U.S. Federal                    $  71,794       $  436,024     $  507,818
  State and local                   274,745          (58,497)       216,248
                                -----------     ------------    -----------
                                  $ 346,539       $  377,527     $  724,066
                                ===========     ============    ===========

                                    Current        Deferred         Total
                                  -----------   ------------    -----------
Year ended December 31, 1997:
  U.S. Federal                    ($339,801)      $1,175,028     $  835,227
  State and local                   353,730           18,601        372,331
                                 ----------     ------------    -----------
                                   $ 13,929       $1,193,629     $1,207,558
                                -----------     ------------    -----------


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


SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. Generally, financial information will be required to be reported on the basis used by management for evaluation segment performance and for deciding how to allocate resources to segments.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Disclosures about Segments of an Enterprise and Related Information (Continued)

The Company principally operates in three business segments: Mutual Funds, Institutional, and Private Accounts. The mutual fund segment, through its subsidiaries, markets, promotes, and distributes the Lexington family of 16 mutual funds providing a variety of investment choices. The institutional segment for investment management services includes corporate, government and multi-employee pension plans, charitable endowments and foundations, insurance company general accounts and defined contribution and 401(k) plans. The private account segment offers equity, fixed income and balanced fund alternatives, tailored to the individual investment objectives of its private clients.

                                           Mutual                        Private
Year ended December 31, 1999               Funds      Institutional      Accounts        Other          Total
----------------------------------------------------------------------------------------------------------------
Revenue                                 $ 9,636,604     $ 4,177,750     $ 5,146,599   $   176,216    $19,137,169

Salaries and other compensation         $ 4,282,535     $ 4,308,645     $ 1,590,164             -    $10,181,344
Selling and promotional                 $   337,711     $   387,967     $   135,423   $    42,782    $   903,883
Administrative and general              $ 2,782,051     $ 1,251,866     $ 2,830,695   $   388,134    $ 7,252,746

Income before income taxes
  and minority interest                 $ 2,234,307     ($1,770,728)    $   590,317     ($254,700)   $   799,196
----------------------------------------------------------------------------------------------------------------
                                           Mutual                        Private
Year ended December 31, 1998               Funds      Institutional      Accounts        Other          Total
----------------------------------------------------------------------------------------------------------------
Revenue                                 $11,055,576     $ 3,782,724     $ 4,287,002   $    41,163    $19,166,465

Salaries and other compensation         $ 3,941,343     $ 3,852,303     $ 1,217,600             -    $ 9,011,246
Selling and promotional                 $   581,897     $   255,755     $    99,983   $    53,461    $   991,096
Administrative and general              $ 3,170,150     $ 1,271,214     $ 2,979,938   $   268,302    $ 7,689,604

Income before income taxes
  and minority interest                 $ 3,362,186     ($1,596,548)       ($10,519)    ($280,600)   $ 1,474,519
----------------------------------------------------------------------------------------------------------------
                                           Mutual                        Private
Year ended December 31, 1997               Funds      Institutional      Accounts        Other          Total
----------------------------------------------------------------------------------------------------------------
Revenue                                 $13,829,223     $ 3,581,712     $ 3,448,775   $    35,008    $20,894,718

Salaries and other compensation         $ 3,982,392     $ 3,913,902     $ 1,118,834             -    $ 9,015,128
Selling and promotional                 $   826,947     $   337,928     $    87,932   $    63,770    $ 1,316,577
Administrative and general              $ 3,647,614     $ 1,379,779     $ 1,624,753   $   246,105    $ 6,898,251

Income before income taxes
  and minority interest                 $ 5,372,270     ($2,049,897)    $   617,256     ($274,867)   $ 3,664,762
----------------------------------------------------------------------------------------------------------------

Management does not evaluate assets as a means to allocate resources and assess performance. The Company is domiciled in the United States and does not have any international operations.

                                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (Unaudited)

   The unaudited quarterly financial data for the years ended December 31, 1999 and 1998 follows:

                                          First          Second         Third          Fourth
                                         Quarter        Quarter        Quarter        Quarter
                                        ---------      ---------      ---------      ---------
1999
----
Results of operations:
  Total revenues                        $4,453,627     $4,755,140     $4,801,869     $5,126,533
  Total expenses                         4,068,732      4,306,843      5,348,639      4,613,759
  Provision (benefit) for taxes            166,874        210,488       (318,583)       296,432
  Net income (loss)                        185,058        214,209       (299,043)       173,426
  Basic earnings (loss) per share       $     0.04     $     0.05     $    (0.07)    $     0.04
  Diluted earnings (loss) per share     $     0.04     $     0.05     $    (0.07)    $     0.04

Common stock price range:
  High                                  $    3.875     $    3.750     $    3.875     $    3.188
  Low                                   $    2.563     $    3.000     $    3.188     $    2.250

1998
----
Results of operations:
  Total revenues                        $5,076,341     $4,932,335     $4,505,184     $4,652,605
  Total expenses                         4,662,025      4,592,478      4,291,191      4,146,252
  Provision for taxes                      181,100        157,968        116,274        268,724
  Net income                               232,587        174,447         89,017        218,389
  Basic earnings per share              $     0.04     $     0.03     $     0.02     $     0.05
  Diluted earnings per share            $     0.04     $     0.03     $     0.02     $     0.05

Common stock price range:
  High                                  $    9.500     $    8.500     $    7.250     $    5.250
  Low                                   $    6.750     $    6.750     $    3.313     $    3.250

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

                                                    Other Positions with the Company and Its Subsidiaries;              Year Term
                                                      Principal Occupation for the Past Five Years; and       Director   of Office
                       Name                    Age  All Other Directorships of Publicly Held Companies          since    to Expire
          ----------------------------------   ---  ------------------------------------------------------    --------  ----------
          Sion A. Boney, III (1)............   44   Nelson Communications; Chairman of Diversified Sector;
                                                    Co-Chairman of MCI Network; formerly President of Myers     1995         2001
                                                    Products.                                                            (Class I)

          Robert M. DeMichele...............   55   President, Chief Executive Officer and Director             1995         2001
                                                    Company; Chairman and Chief Executive Officer of                     (Class I)
                                                    Lexington Management Corporation; Director of The
                                                    Trenwick Group; Director of The Navigators Group,
                                                    Inc., an insurance company).
          Haynes G. Griffin.................   53   Chairman and CEO of Prospect Partners. L.L.P.;              1995         2001
                                                    Chairman of Vanguard Cellular Systems.                               (Class I)
          William R. Miller.................   69   Retired; Director of Chartwell; formerly                    1995         2000
                                                    Chief Executive Officer of Winterthur U.S.                          (Class II)
          L. Richardson Preyer (2)..........   81   Retired; formerly Professor, University of North            1995         2000
                                                    Carolina; formerly a Member of the U.S. House of                    (Class II)
                                                    Representatives from the State of North Carolina.

          Lunsford Richardson, Jr. (1)(2)...   75   Vice Chairman of the Company; Chairman of                   1995         2000
                                                    Richardson Corporation of Greensboro.                               (Class II)

          Peter L. Richardson(3)............   46   President of Smith Richardson Foundation, Inc.;             1995         2002
                                                    Managing Trustee of H. Smith Richardson Family                     (Class III)
          Stuart S. Richardson(3)...........   53   Chairman of the Company; Director of Lexington              1995         2002
                                                    Management Corporation (investment counseling and                  (Class III)
                                                    mutual fund management subsidiary of the Company);
          Carl H. Tiedemann.................   73   General Partner, Tiedemann Investment Group (an             1995         2002
                                                    investment management company).                                    (Class III)

(1) Mr. Sion A. Boney, III is a nephew of Mr. Lunsford Richardson, Jr.

(2) Messrs. L. Richardson Preyer and Lunsford Richardson, Jr. are first cousins.

(3) Messrs. Peter L. Richardson and Stuart S. Richardson are brothers

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of December 31, 1999 with respect to the Company's executive officers.

                                                    Principal Occupation or Employment Office(s)
Name                          Age                       Year Elected Executive Officer
----                          ---                       ------------------------------
Stuart S. Richardson           53                   Chairman (1995)
Robert M. DeMichele            55                   President and Chief Executive Officer (1995)
Richard M. Hisey               41                   Executive Vice President and Chief Financial Officer (1995)
Denis P. Jamison               52                   Senior Vice President (1995)
Richard Saler                  38                   Senior Vice President (1995)

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

                                                    Other Positions with the Company and Its Subsidiaries;              Year Term
                                                      Principal Occupation for the Past Five Years; and       Director   of Office
                       Name                    Age  All Other Directorships of Publicly Held Companies          since    to Expire
          ----------------------------------   ---  ------------------------------------------------------    --------  ----------
          Sion A. Boney, III (1)............   44   Nelson Communications; Chairman of Diversified Sector;
                                                    Co-                                                         1995         2001
                                                    Chairman of MCI Network; formerly President of Myers                 (Class I)
                                                    Products.
          Robert M. DeMichele...............   55   President, Chief Executive Officer and Director             1995         2001
                                                    Company; Chairman and Chief Executive Officer of                    (Class I)
                                                    Lexington Management Corporation; Director of The
                                                    Trenwick Group; Director of The Navigators Group,
                                                    Inc., an insurance company).
          Haynes G. Griffin.................   53   Chairman and CEO of Prospect Partners. L.L.P.;              1995         2001
                                                    Chairman of Vanguard Cellular Systems.                              (Class I)
          William R. Miller.................   69   Retired; Director of Chartwell; formerly                    1995         2000
                                                    Chief Executive Officer of Winterthur U.S.                          (Class II)
          L. Richardson Preyer (2)..........   81   Retired; formerly Professor, University of North            1995         2000
                                                    Carolina; formerly a Member of the U.S. House of                    (Class II)
                                                    Representatives from the State of North Carolina.

          Lunsford Richardson, Jr. (1)(2)...   75   Vice Chairman of the Company; Chairman of                   1995         2000
                                                    Richardson Corporation of Greensboro.                               (Class II)

          Peter L. Richardson(3)............   46  President of Smith Richardson Foundation, Inc.;              1995         2002
                                                   Managing Trustee of H. Smith Richardson Family                      (Class III)
          Stuart S. Richardson(3)...........   53  Chairman of the Company; Director of Lexington               1995         2002
                                                   Management Corporation (investment counseling and                   (Class III)
                                                   mutual fund management subsidiary of the Company);
          Carl H. Tiedemann.................   73  General Partner, Tiedemann Investment Group (an              1995         2002
                                                   investment management company).                                     (Class III)

(1) Mr. Sion A. Boney, III is a nephew of Mr. Lunsford Richardson, Jr.

(2) Messrs. L. Richardson Preyer and Lunsford Richardson, Jr. are first cousins.

(3) Messrs. Peter L. Richardson and Stuart S. Richardson are brothers

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of December 31, 1999 with respect to the Company's executive officers.

                                                    Principal Occupation or Employment Office(s)
Name                          Age                       Year Elected Executive Officer
----                          ---                       ------------------------------
Stuart S. Richardson           53                   Chairman (1995)
Robert M. DeMichele            55                   President and Chief Executive Officer (1995)
Richard M. Hisey               41                   Executive Vice President and Chief Financial Officer (1995)
Denis P. Jamison               52                   Senior Vice President (1995)
Richard Saler                  38                   Senior Vice President (1995)

Item 11. Executive Compensation

Directors' Compensation

     A Director who is also an employee of the Company or one of its subsidiaries receives no compensation for service on the Board that is in addition to that received as an employee. Non-employee Directors who do not receive a fee for consulting and/or advisory services provided to the Company are paid an annual Director's fee of $10,000 plus $500 for each Board or committee meeting attended.

Executive Officers' Compensation

                                                                                                      Securities
                                                          Annual Compensation                         Underlying
                                               ---------------------------------------
                                                                              Other      Restricted     Stock
                                                                             Annual         Stock      Options       All Other
              Name/Position              Year     Salary        Bonus     Compensation    Awards(1)   Granted(2)   Compensation(3)
    ----------------------------------  ------  ----------  -----------  --------------  ----------  -----------  ----------------
    Stuart S. Richardson..............   1999    $267,000     $ 10,000         --                --      8,000        $  7,543
      Chairman                           1998    $264,850            0         --                --     10,000        $  7,433
                                         1997    $255,900     $ 25,000         --        $   37,500     20,000        $  7,633
    Robert M. DeMichele...............   1999    $535,000     $ 50,000         --        $    6,500      8,000        $ 71,178
      President & CEO                    1998    $530,500            0         --        $   24,188     10,000        $ 70,413
                                         1997    $511,950     $ 75,000         --        $1,268,750     40,000        $ 68,327
    Richard M. Hisey..................   1999    $292,250     $100,000         --                --     13,000        $  8,257
      Executive Vice President, CFO &    1998    $266,750     $ 40,000         --        $   24,188     10,000        $  7,506
      General Manager-- Mutual           1997    $254,625     $140,000         --        $  425,000     18,000        $  7,575
    Denis P. Jamison..................   1999    $270,000     $ 85,000         --        $    4,875     11,000        $  7,625
      Senior Vice President, Director    1998    $267,750     $ 40,000         --        $   32,250      8,000        $  7,553
      Of Fixed Income Investment
      Strategy                           1997    $258,000     $ 95,000         --        $   12,500      7,000        $  7,094
    Richard Saler.....................   1999    $264,000     $135,000         --        $    3,250      7,000        $  7,410
      Senior Vice President,
      Director of                        1998    $261,750     $ 18,000         --                --      8,000        $  7,349
      Internat'l Equity Investment
      Strategy                           1997    $250,750     $ 75,000         --        $   12,500      7,000        $  7,063
    Lawrence Kantor...................   1999    $296,000            0         --                --      6,000        $  7,551
      Formerly Executive Vice President  1998    $293,500     $ 10,000         --                --     10,000        $  8,339
                                         1997    $283,250     $120,000         --        $   25,000     18,000        $  8,433

_______________

(1) Represents grants of restricted stock under the Company's 1995 Long Term Incentive Plan.

(2) Represents grants of options under the Company's 1995 Long Term Incentive Plan.

(3) The amounts reported in this column represent, for each of the individuals named, the employer portion of contributions to the Company's Pay Conversion Plan, a defined contribution salary deferral plan which qualifies under
    Section 401(k) of the Internal Revenue Code. In addition, amounts include employer contributions to the Company's Executive and Supplemental Benefit Plans, non-qualified plans replacing the portion of benefits which are in excess of Internal Revenue Code (the "Code") limits for tax qualified plans. For each of the last three calendar years, contributions to the Executive Benefit Plan for Mr. DeMichele were $61,378, $60,613, and $58,577 respectively; and for each of the last three calendar years contributions to the Supplemental Benefits Plan were as follows: for Mr. Hisey, $3,968, $3,203, and $2,825; for Mr. Richardson, $3,210, $3,146, and $2,883; for Mr.
    Jamison, $3,300, $3,233, and $2,932; for Mr. Saler, $3,120, $3,053, and
    $2,714; and for Mr. Kantor, $3,230, $4,005, and $3.683.

    The following table contains information concerning the grants of stock options under the Company's 1995 Long Term Incentive Plan with respect to the Named Executive Officers during 1999.

                     Option Grants in Last Fiscal Year(1)

                                        Number of   % of Total
                                       Securities     Options    Exercise                  Potential Realizable Value at
                                       Underlying   Granted to    or Base                  Assumed Annual Rates of Stock
                                         Options   Employees in    Price    Expiration    Appreciation for Option Term(2)
                                                                                         --------------------------------
                    Name                 Granted    Fiscal Year  ($/Share)     Date        0%($)       5%($)      10%($)
            -----------------------    ----------  ------------  ---------- ----------   ---------   --------   ---------
            Stuart S. Richardson...       8,000         9.2         3.50      03/31/09       0        17,600     44,600
            Robert M. DeMichele....       8,000         9.2         3.50      03/31/09       0        17,600     44,600
            Richard M. Hisey.......      13,000        15.0         3.50      03/31/09       0        28,600     72,500
            Denis P. Jamison.......      11,000        12.7         3.50      03/31/09       0        24,200     61,400
            Richard Saler..........       7,000         8.1         3.50      03/31/09       0        15,400     39,100
            Lawrence Kantor........       6,000         6.9         3.50      03/31/09       0        13,200     33,500

(1) Reflects option grants on March 31, 1999, one fourth of which become exercisable on each of the first four anniversaries of the date of grant. Vested options may be exercised at any time prior to the tenth anniversary of the date of grant, unless the optionee's employment with the Company is sooner terminated, in which case the optionee shall have a specified period in which to exercise vested options. All options vest upon a change of control (as defined in the Plan) of the Company.

(2) As required by the Securities and Exchange Commission (the "SEC"), the amounts shown assume a 5% and 10% annual rate of appreciation on the price of the Company's Common Stock throughout a 10 year Option Term. There can be no assurance that the rate of appreciation assumed for purposes of this table will be achieved. The actual value of the stock options to the Named Executive Officers will depend on the future price of the Company's Common Stock. As reflected in the column which assumes a 0% rate of appreciation, the options will have no value to the Named Executive Officers if the price of the Company's Common Stock does not increase above the exercise price of the options. If the price of the Company's Common Stock increases, all stockholders will benefit commensurately with the Named Executive Officers. On December 31, 1999, there were 4,494,038 shares of Common Stock outstanding and the closing price of the Common Stock was $2.4375. Using the same Assumed Annual Rates of Stock Price Appreciation for the Option Term to arrive at Potential Realizable Value shown in the table above, the gain to all stockholders as a group at the 5% and 10% rates would be $9,891,967 and $25,068,187, respectively. The amount of the gain to all Named Executive Officers as a percentage of the gain to all stockholders under these scenarios would be approximately 1.18%.

Aggregated Option Exercises in 1999 and Year-End Option Values

    The following table sets forth information with respect to the Named Executive Officers, concerning unexercised options held as of December 31, 1999. No options with respect to the Company's Common Stock were exercised in 1999.

                                                                      Number of
                                                                  Shares Underlying           Value of Unexercised
                                        Shares                   Unexercised Options        "In the Money" Options(1)
                                       Acquired   Value         at Fiscal Year-End(#)         at Fiscal Year-End($)
                                                             ---------------------------  ----------------------------
                    Name             on Exercise Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
            ----------------------   ----------- --------    -----------   -------------  -------------  -------------
            Stuart S. Richardson..        --        --         42,500         25,500       $--             $--
            Robert M. DeMichele...        --        --         80,000         35,500       $--             $--
            Richard M. Hisey......        --        --         36,500         29,500       $--             $--
            Denis P. Jamison......        --        --         15,500         20,500       $--             $--
            Richard Saler.........        --        --         15,500         16,500       $--             $--
            Lawrence Kantor.......        --        --         36,500         22,500       $--             $--

__________

(1) These values are based upon the December 31, 1999 market price of the Common Stock which was $2.4375 per share.

Retirement Plan Benefits

    The Company and its subsidiaries are the sponsors of a defined benefit pension plan on behalf of their employees. In addition, the Company and its subsidiaries are sponsors of an Executive Benefit Plan and a Supplemental Benefits Plan on behalf of certain of their executives which are non-qualified plans replacing the portion of benefits which are in excess of the Code limits for tax qualified plans. Benefit formulas under the plans are explained below. Benefits vest after five years of service.

    An employee becomes a participant in the qualified plan after attaining age 21 and completing one year of service. The pension benefit is equal to the sum of past service retirement income plus future service retirement income, and if eligible, the non-qualified plans distributions. For a participant as of December 31, 1988, the amount of normal retirement income standing to his credit as of that date will not be less than 1 1/4% of the first $17,000 of his average annual earnings for the calendar years 1984 through 1988 inclusive, plus 1 3/4% of average earnings in excess of $17,000, multiplied by his credited service through December 31, 1988. All participants' benefits for future service are arrived at by calculating 1 1/2% of annual salary for each year of service. A participant is eligible for this normal retirement pension on the first date of the month coincident with or next following his 65th birthday.

    The following table illustrates, as of December 31, 1999, for the Named Executive Officers: (a) years of service credited under the retirement plans; and (b) the estimated annual benefits payable under the plans, including Social Security benefits, assuming the election of a single life annuity upon normal retirement at the age of 65.

                                        Years of Service as of   Estimated Annual
               Name of Officer            December 31, 1999       Benefit Payable
            ------------------------    --------------------     ----------------
            Stuart S. Richardson....             13                  $ 120,132
            Robert M. DeMichele.....             19                    100,104
            Richard M. Hisey........             13                    162,108
            Denis P. Jamison........             18                    132,276
            Richard Saler...........             13                    153,552

Employment and Change in Control Arrangements

Employment Agreements

    The Company has entered into three year employment agreements with Messrs. Richardson, DeMichele, and Hisey pursuant to which such executives serve as Chairman, President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, respectively. The agreements became effective on December 13, 1995. Pursuant to such agreements, the initial base salaries of Messrs. Richardson, DeMichele, and Hisey were $240,000, $480,000, and $225,000, respectively. Their salaries are reviewed annually by the Executive Personnel Committee and ratified by the Board of Directors. In the past, Messrs. Richardson, DeMichele, and Hisey received salary increases resulting in the following new base salaries: Mr. Richardson, $267,000; Mr. DeMichele, $535,000; and, Mr. Hisey, $300,000. Following the initial term, the agreements continue from year to year unless terminated by either party on six months notice. Each agreement provides for continuation of salary and benefits for the remaining term of the agreement if employment is terminated by the Company "other than for cause" (as defined in the agreements). If employment is terminated "other than for cause" following a "change in control" (as defined in the agreements) of the Company or if an executive terminates his employment following a "change in control" because his authority and/or responsibilities are substantially reduced or he is required to relocate, he is entitled to receive a payment equal to his average annual cash compensation for the immediately preceding five fiscal years multiplied by 2.99. However, if necessary, such payment will be reduced to an amount that would cause the payment not to be disqualified from deductibility for Federal income tax purposes by reason of Section 280G of the Code as an "excess parachute payment." Each employment agreement also provides that the executive will not solicit clients or employees of the Company for the term of the agreement and the one year period following a termination of employment.

Severance Plan

    On September 14, 1995, the Company adopted the Senior Management Severance Plan (the "Severance Plan"). The Severance Plan is available to certain senior management employees designated as participants by the Board of Directors or the Executive Personnel Committee. The Severance Plan provides that if the employment of a participant is terminated "other than for cause" (as defined in the Severance Plan) following a "change in control" of the Company (as defined in the Severance Plan) or if an executive terminates his employment following a "change in control" because his authority and/or responsibilities are substantially reduced or he is required to relocate, he is entitled to receive a payment equal to his average annual cash compensation for the immediately preceding five fiscal years multiplied by 2.99. However, if necessary, such payment will be reduced to an amount that would cause the payment not to be disqualified from deductibility for Federal income tax purposes by reason of
Section 280G of the Code as an "excess parachute payment." The Severance Plan requires each participant, as a condition to participation, to agree not to solicit clients or employees of the Company during such participant's employment and for the one year period following a termination of employment. Messrs. DeMichele, Richardson, and Hisey are designated participants in the Severance Plan.

    The Board of Directors of the Company unanimously approved the Severance Plan because it believes the continued attention and dedication of the particular employees to their duties under adverse circumstances is in the best interests of the Company and its stockholders and ultimately outweighs the potential cost of the benefit.

Deferred Compensation Program

    The Company implemented a non-qualified deferred compensation program for highly compensated employees in 1997. The program allows the employees to defer a portion of their annual compensation.

Deferred Compensation Agreement

    Pursuant to the Deferred Compensation Agreement dated as of February 2, 1981 with Mr. DeMichele, the Company will accrue $5,000 a year until Mr. DeMichele's death or termination of employment and upon such death or termination of employment (other than for cause), shall pay such accrued amounts in a lump sum or, at the option of the Company, in five annual installments.

                               PERFORMANCE GRAPH

    The following line graph compares the percentage change in the cumulative total stockholder return on the Company's Common Stock with the NASDAQ Stock Market Index and the NASDAQ Financial Stocks Index during the period from December 13, 1995 through December 31, 1999. It assumes $100 invested on December 13, 1995 (including dividends reinvested) in Common Stock of the Company as against each index. There can be no assurance that the Company's Common Stock performance will continue into the future with the same or similar trends depicted in the graph.

                                 [LINE GRAPH]

                                                  NASDAQ
                                  LEXINGTON      FINANCIAL
                                    GLOBAL       STOCKS SIC           NASDAQ
                                    ASSET         6000-6799           STOCK
                                  MANAGERS,     US & FOREIGN          MARKET
              Period ending         INC.           STOCKS         (US COMPANIES)
              Dec 13 95           $100.00         $100.00            $100.00
              Dec 29 95            100.66          100.15              99.58
              Dec 31 96            131.58          128.75             122.19
              Dec 31 97            192.10          202.08             148.63
              Dec 31 98             81.58          209.96             207.54
              Dec 31 99             51.32          272.84             385.16

----------------------------------------------------------------------------------------------------------------------------
                               Base
                              Period
Company/Index Name          Dec 13, 95        Dec 95            Dec 96            Dec 97           Dec 98            Dec. 99
----------------------------------------------------------------------------------------------------------------------------
LEXINGTON GLOBAL             $100.00          $100.06           $131.58           $192.10         $ 81.58           $ 51.32
ASSET MANAGERS, INC.
----------------------------------------------------------------------------------------------------------------------------

NASDAQ FINANCIAL STOCKS       100.00           100.15            128.75            202.08          209.96            272.84
SIC 6000-6799 US & FOREIGN
----------------------------------------------------------------------------------------------------------------------------

NASDAQ STOCK MARKET           100.00            99.58            122.19            148.63          207.54            385.16
(US COMPANIES)
----------------------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

             STOCK SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

    The following table sets forth certain information as of March 17, 2000 concerning the beneficial ownership of the Company's Common Stock for: (i) each of the Company's Directors and nominees who own Common Stock, (ii) each of the Named Executive Officers and (iii) all Directors and Executive Officers of the Company as a group. For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                     Number of Shares of   Percent of
                  Name of Beneficial Owner             Common Stock(1)    Common Stock
          ---------------------------------------    -------------------  ------------
          Sion A. Boney, III(2)(3)...............          323,807            7.2
          Robert M. DeMichele(4).................          212,654            4.7
          Haynes G. Griffin(3)...................          421,464            9.4
          Richard M. Hisey(5)....................           64,301            1.4
          William R. Miller......................           12,000              *
          L. Richardson Preyer...................            1,165              *
          Lunsford Richardson, Jr.(2)............          172,478            3.8
          Peter L. Richardson(2)(3)..............          550,378           12.2
          Stuart S. Richardson(2)(3).............        1,185,123           26.3
          Carl H. Tiedemann......................               --             --
          Directors and Executive Officers as a
          Group..................................        2,943,370           65.3

______________

    * Less than 1%.

(1) The amounts shown include shares which are beneficially owned by more than one individual since many shares are held in trusts with more than one trustee.

(2) The individuals named may be deemed to be control persons of the Company (other than solely by reason of being Directors of the Company) according to the rules of the SEC.

(3) These individuals share voting and/or investment power with respect to certain of their share holdings. For a breakdown of the number of shares for which control is sole or shared, see "Security Ownership of Certain Beneficial Owners."

(4) This amount includes restricted share grants under the Company's 1995 Long Term Incentive Plan of 166,000 shares of which 112,000 are vested as of March 17, 2000.

(5) This amount includes restricted share grants under the Company's 1995 Long Term Incentive Plan of 60,000 shares of which 38,333 are vested as of March 17, 2000.

Security Ownership of Certain Beneficial Owners

    The following table sets forth information as of March 17, 2000 with respect to shares of the Common Stock which are held by certain persons and entities known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock.

                                                                   Number of Shares of   Percent of
                     Name and Address of Beneficial Owner            Common Stock(1)    Common Stock
          ----------------------------------------------------     ------------------   ------------
          Sion A. Boney, III(2)(3)............................           323,827              7.2
          777 Scudders Mill Road, Princeton, NJ 08543
          Barbara R. Evans(2)(4)..............................           742,854             16.5
          5 Fernwood Road, Summit, NJ 07901
          Laurinda V. Lowenstein(2)(5)........................           341,819              7.6
          29 W. 15th Street, New York, NY 10011
          Peter L. Richardson(2)(6)...........................           550,378             12.2
          1285 Mill Hill Road, Southport, CT 06490
          Stuart S. Richardson(2)(7)..........................         1,185,123             26.3
          Park 80 West Plaza Two, Saddle Brook, NJ 07663
          Richard G. Smith. III(2)(8).........................           772,930             17.2
          2325 Cob Tailway, Blacklick, OH 43004
          Center for Creative Leadership(9)...................           421,464              8.9
          P.O. Box P-1, Greensboro, NC 27402
          Richardson Family(10)...............................         2,301,538             51.1

__________________

   (1) The amounts shown include shares which are beneficially owned by more than one individual since many shares are held in trusts with more than one trustee.

   (2) These shares are included in those owned by the "Richardson Family", as defined below.

   (3) These shares include shares of various trusts of which Sion A. Boney, III is a trustee and as to which he exercises shared voting and investment power with respect to such shares. Sion A. Boney, III exercises sole voting and investment power with respect to 25,432 shares of Common Stock.

   (4) These shares include shares of various trusts of which Barbara R. Evans is a trustee and as to which she exercises shared voting and investment power with respect to such shares. Barbara R. Evans exercises sole voting and investment power with respect to 217,416 shares of Common Stock.

   (5) These shares include shares of various trusts of which Laurinda V. Lowenstein is a trustee and as to which she exercises shared voting and investment power with respect to such shares. Laurinda V. Lowenstein exercises sole voting and investment power with respect to 4,580 shares of Common Stock

   (6) These shares include shares of various trusts of which Peter L. Richardson is a trustee and as to which he exercises shared voting and investment power with respect to such shares. Peter L. Richardson has sole voting and investment power with respect to 400 shares of Common Stock which shares are also included in those shares owned by the "Richardson Family," as defined below.

   (7) These shares include shares of various trusts of which Stuart S. Richardson is a trustee and as to which he exercises shared voting and investment power with respect to such shares. Stuart Smith Richardson exercises sole voting and investment power with respect to 456,408 shares of Common Stock which shares are also included in those shares owned by the "Richardson Family," as defined below.

   (8) These shares include shares of various trusts of which Richard G. Smith, III is a trustee and as to which he exercises shared voting and investment power with respect to such shares. Richard G. Smith, III exercises sole voting and investment power with respect to 59,236 shares of Common Stock.

   (9) The Members of the Center for Creative Leadership are: Messrs. Eric R. Calhoun, Haynes G. Griffin, Thomas K. Hearn, Jr., Ph.D., Winburne King, III, Esq., L. Richardson Preyer, Jr., John W. Red, Jr., Peter L. Richardson, Stuart S. Richardson, Linda Koch Lorimer, and Ingar Skaug. These individuals are deemed to be beneficial owners of all shares held by the Center.

   (10) See below for a description of the "Richardson Family."

    "Richardson Family," as used herein, means the descendants of Lunsford Richardson, Sr., their spouses, trusts, a corporation in which they have interests and charitable organizations established by such descendants. In addition, several of the descendants of Mr. Richardson or their spouses currently serve as directors of the Company (Messrs. Sion A. Boney, III; L. Richardson Preyer; Lunsford Richardson, Jr.; Peter L. Richardson; and Stuart S. Richardson). At March 17, 2000, such descendants and spouses (numbering approximately 190 persons), trusts, a corporation in which they have interests and charitable organizations established by them owned approximately 2,301,538 shares of Common Stock (or 51.1% of the outstanding Common Stock). Many of these shares may be deemed to be beneficially owned by more than one person because of multiple fiduciaries, but such shares have been counted only once for purposes of the foregoing totals. These individuals and institutions have differing interests and may not necessarily vote their shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) under which they must act on the basis of fiduciary requirements which may dictate positions which differ from their personal interests.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all reports required by Section 16(a) of the Exchange Act were filed on a timely basis.

Item 13. Certain Relationships and Related Transactions

Transactions with Directors, Officers or Their Associates

    Approximately $944 million of invested assets of principal stockholders of the Company (several of whom are directors) and their related interests are managed by Lexington Management Corporation and Market Systems Research Advisors, Inc., subsidiaries of the Company. See "Security Ownership of Certain Beneficial Owners." The fees charged by Lexington Management Corporation and Market Systems Research Advisors, Inc. for the management of such assets are based upon standard fee schedules which are competitive with the fees charged on nonrelated accounts.

    Except as stated above, no Director or officer of the Company, nominee for Director, beneficial owner of more than 5% of any class of stock of the Company or member of the immediate family of any of the foregoing persons had any material interest in any material transaction of the Company or any of its subsidiaries or affiliates during the period from January 1, 1999 through March 17, 2000 or any such proposed transaction.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following information is filed under this item:

(a) (1) Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:
Consolidated Statements of Financial Condition-December 31, 1999 and 1998; Consolidated Statements of Operations-Years Ended December 31, 1999, 1998, 1997; Consolidated Statements of Changes in Stockholders' Equity-Years Ended December 31, 1999, 1998, 1997; Consolidated Statements of Cash Flows-Years Ended December 31, 1999, 1998, 1997; Notes to Consolidated Financial Statements and Independent Auditors' Report.

(a) (2) Schedules

   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are included in the financial statements and, therefore, have been omitted.


(a)(3) Exhibits

         2.1  Merger Agreement

        13.1 Registrant's Annual Report to Stockholders for the year ended December 31, 1999.

        27.1  Financial Data Schedule

        99.1  Amendment to Rights Agreement

        99.2 Voting Agreement and Irrevocable Proxy, which has been signed by the following: Stuart S. Richardson, Peter L. Richardson, James L. Richardson, Laurinda Lowenstein Douglas, Margaret W. Gallagher, Barbara Richardson Evans, Richard G. Smith, Lunsford Richardson, Jr., Sion A. Boney, III, Robert and June DeMichele, and Center for Creative Leadership (signed by John R. Alexander, President)

     Exhibits specified by Item 601 of Regulation S-K, other than those listed above, have been omitted since they are either not required or are not applicable.

(b)  Report on Form 8-K

     None filed during the fourth quarter of 1999


(c) Schedules described in item 14A (2) are excluded from the Registrant's Annual Report to Stockholders.


(d)  Items Incorporated by Reference

     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  LEXINGTON GLOBAL ASSET MANAGERS, INC.

                                  By  /s/ Richard M. Hisey
                                      ------------------------------------------
                                      Richard M. Hisey, Executive Vice President
                                      (Chief Financial Officer)

Date March 31, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      /s/ Stuart Smith Richardson
----------------------------------------
 Stuart Smith Richardson, Chairman                     Date March 31, 2000
     of the Board of Directors


        /s/ Robert M. DeMichele
----------------------------------------
Robert M. DeMichele, President & Director              Date March 31, 2000
        (Chief Executive Officer)


         /s/ Richard M. Hisey
----------------------------------------
Richard M. Hisey, Executive Vice President             Date March 31, 2000
(Principal Financial and Accounting Officer)


           /s/ Sion A. Boney
----------------------------------------
     Sion A. Boney, III, Director                      Date March 31, 2000


         /s/ Haynes G. Griffin
----------------------------------------
      Haynes G. Griffin, Director                      Date March 31, 2000


         /s/ William R. Miller
----------------------------------------
      William R. Miller, Director                      Date March 31, 2000


       /s/ L. Richardson Preyer
----------------------------------------
    L. Richardson Preyer, Director                     Date March 31, 2000


      /s/ Lunsford Richardson, Jr.
----------------------------------------
  Lunsford Richardson, Jr., Director                   Date March 31, 2000


        /s/ Peter L. Richardson
----------------------------------------
     Peter L. Richardson, Director                     Date March 31, 2000


         /s/ Carl H. Tiedemann
----------------------------------------
      Carl H. Tiedemann, Director                      Date March 31, 2000