Form 10-Q
period 2000-03-31
LEXINGTON GLOBAL ASSET MANAGERS INC
filed 2000-05-15
CIK 1001540

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended  03-31-00

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

Yes ____ No ____
                             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2000.

                      Common Stock-$.01 Par Value Per Share

                          Authorized 15,000,000 Shares

                          4,505,038 Shares Outstanding









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



                                                          -------------------







                                          LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                             AND SUBSIDIARIES

Item I.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     3/31/00       12/31/99
                                                     -------       --------
                                                    (Unaudited)
Assets:
Cash and cash equivalents:
   Cash                                            $ 1,192,622    $ 1,262,379
   Money market accounts                             7,598,594      8,616,274
                                                   ------------   ------------
                                                     8,791,216      9,878,653
                                                   ------------   ------------

Receivables:
   Investment advisory and management fees           1,745,807      1,339,294
   Due from funds and other                            838,374        468,413
                                                   ------------   ------------
                                                     2,584,181      1,807,707
                                                   ------------   ------------
Trading securities, at market value                  1,580,166      1,061,227
Prepaid expenses                                     1,199,345      1,411,688
Prepaid taxes                                            3,295          5,433
Fixed assets (net of accumulated depreciation
   and amortization)                                   876,633        931,576
Intangible assets (net of accumulated amortization)    158,226        162,276
Assets associated with deferred compensation         1,065,786      1,013,895
Deferred  tax asset, net                             1,498,911      1,756,238
Other assets                                            10,056          9,562
                                                   ------------   ------------
        Total assets                               $ 17,767,815   $ 18,038,255
                                                   ============   ============


Liabilities:

Accounts payable and other accrued expenses        $ 4,102,634    $ 4,848,923
Deferred income                                      2,293,950      2,134,972
Deferred compensation                                1,065,786      1,013,895
Federal income taxes payable                           704,909        794,016
                                                   ------------   ------------
        Total liabilities                            8,167,279      8,791,806
                                                   ------------   ------------
Minority interest                                      540,655        473,156

Stockholders' Equity:

Preferred stock, $.01 par value; 5,000,000 authorized shares;
  -0- issued and outstanding
Common stock, $.01 par value; 15,000,000 authorized shares; 5,487,887 issued, 4,505,038 and 4,494,038, respective54,879tstanding54,879

Additional paid-in capital                          21,533,392     21,533,392
Accumulated deficit                                 (8,233,389)    (8,359,891)
Deferred compensation                                 (346,494)      (506,580)
Treasury stock, at cost                             (3,948,507)    (3,948,507)
                                                   ------------   ------------
        Total stockholders' equity                   9,059,881      8,773,293
                                                   ------------   ------------

        Total liabilities and stockholders' equity $ 17,767,815   $ 18,038,255
                                                   ============   ============


See  accompanying  notes  to the  condensed  consolidated  financial  statements
(Unaudited).


                           LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                              AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                      (Unaudited)

                                                                         Three Months Ended March 31,

                                                                        2000                1999
                                                                        ----                ----

Revenues:
   Investment advisory:

      Mutual fund management fees (including approximately
          $98,158 and $91,600 from related parties)                   $ 2,771,358         $ 2,130,851
      Mutual fund commissions                                               5,675              10,160
      Other management fees (including approximately
         $928,668 and $847,700 from related parties)                    2,452,760           2,137,687
   Commissions income                                                       9,948              36,306
   Other income                                                           413,332             138,623
                                                                    --------------      --------------
          Total revenues                                                5,653,073           4,453,627
                                                                    --------------      --------------

Expenses:

   Salaries and other compensation                                      2,304,433           2,271,344
   Selling and promotional                                                246,763             121,881
   Administrative and general                                           2,574,254           1,675,507
                                                                    --------------      --------------
          Total expenses                                                5,125,450           4,068,732
                                                                    --------------      --------------
          Income before income taxes and minority interest                527,623             384,895

Provision for income  taxes
   Current                                                                 76,294              67,998
   Deferred                                                               257,328              98,876
                                                                    --------------      --------------
          Total provision                                                 333,622             166,874
                                                                    --------------      --------------
          Income  before minority interest                                194,001             218,021
Minority interest                                                          67,499              32,963
                                                                    --------------      --------------
          Net income                                                    $ 126,502           $ 185,058
                                                                    ==============      ==============

Earnings per share:

   Basic earnings per share                                                 $0.03               $0.04
                                                                    ==============      ==============
   Diluted earnings per share                                               $0.03               $0.04
                                                                    ==============      ==============

   Basic weighted average shares outstanding                            4,501,049           4,710,105
                                                                    ==============      ==============
   Diluted weighted average share and common
      stock equivalents outstanding                                     4,764,214           4,769,898
                                                                    ==============      ==============

       See accompanying notes to the condensed consolidated financial statements
(Unaudited).

                                      LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                                      AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                               (Unaudited)

                                                                               Three Months Ended March 31,

                                                                                2000               1999
                                                                                ----               ----

Cash flows from operating activities:

Net income                                                                      $ 126,502          $ 185,058
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization                                                84,078             86,218
      Deferred income taxes                                                       257,327             98,876
      Minority interest                                                            67,499             32,963
      Compensation expense for restricted shares awarded                          160,086            157,920
(Increase) decrease in operating assets:

      Receivables                                                                (776,474)          (327,693)
      Trading securities, at market value                                        (518,939)           740,897
      Prepaid expenses                                                            212,343           (109,322)
      Prepaid taxes                                                                 2,138             38,118
Increase (decrease) in operating liabilities:

      Accounts payable and accrued expenses                                      (746,289)          (134,596)
      Federal income taxes payable                                                (89,107)            (1,268)
      Deferred income                                                             158,978            272,053
      Other, net                                                                     (494)             1,738
                                                                           ---------------    ---------------
Net cash provided by (used in) operating activities                            (1,062,352)         1,040,962

Cash flows from investing activities:
      Purchases of furniture, equipment and leasehold
         improvements                                                             (25,085)            (4,921)
                                                                           ---------------    ---------------
Net cash used in investing activities                                             (25,085)            (4,921)

Cash flows from financing activities:

      Purchase of treasury stock                                                        -           (230,400)
                                                                           ---------------    ---------------
Net cash used in financing activities                                                   -           (230,400)
Net increase (decrease) in cash and cash equivalents                           (1,087,437)           805,641
Cash and cash equivalents, beginning of period                                  9,878,653          8,438,174
                                                                           ---------------    ---------------
Cash and cash equivalents, end of period                                      $ 8,791,216        $ 9,243,815
                                                                           ===============    ===============



           See accompanying notes to the condensed consolidated financial statements (Unaudited).

                        LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                    AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation:

The interim financial information presented is unaudited. In the opinion of Company management, all adjustments, (consisting only of normal recurring accruals), necessary to present fairly the condensed consolidated financial position and the results of operations for the interim period have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Prior  year  numbers  have  been   reclassified   to  conform  to  current  year
presentation.

2.   Merger with ReliaStar Financial Corporation

On February 29, 2000, the Company announced that it has signed a definitive agreement for ReliaStar Financial Corporation ("ReliaStar") to acquire the Company in a stock-and-cash transaction. Under the merger agreement, as amended, the Company will become a ReliaStar subsidiary, and will operate in conjunction with Pilgrim Capital Corporation, which manages, markets and distributes open- and closed-end mutual funds and structured finance products. Completion of the acquisition is subject to normal closing conditions, including approval by the Company's shareholders, fund directors and fund shareholders, and various regulatory approvals. The transaction is expected to close in the third quarter of 2000. Upon closing of the acquisition, Company shareholders will be entitled to 0.231 shares of ReliaStar common stock and $3.306 in cash in exchange for each share of Company common stock they hold, subject to adjustment based on ReliaStar's common stock price and the Company's assets under management. Specifically, if ReliaStar's average share price over a five-day pricing period shortly before completion of the merger is greater than $31.625, then the value of the merger consideration will be fixed at $10.611 per Lexington share. On April 30, 2000, ReliaStar agreed to be acquired by the ING Group for a per-share payment of $54.00 in cash to ReliaStar's shareholders. The acquisition of ReliaStar is currently expected to close late in the third quarter of 2000. Because the ING Group has agreed to acquire ReliaStar for $54.00 per share, it is assumed that the $10.611 fixed price will be applicable to ReliaStar's acquisition of Lexington, subject to further adjustment based on Lexington's assets under management. If Lexington's assets under management three days before the completion of the merger differ by more than 10% from Lexington's assets under management on December 31, 1999, then the merger consideration will be increased or reduced, as the case may be, depending on the actual size of the variance. Changes in assets under management related solely to changes in the market value of the assets under management will be ignored when calculating any adjustment. Lexington's total assets under management at December 31, 1999 were $3,573 million. At March 31, 2000, total assets under management amounted to $3,643 million. The change in assets under management was comprised of $126 million in market appreciation, offset partially by net cash outflows of $56 million.

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

                                  LEXINGTON GLOBAL ASSET MANAGERS, INC.
                                            AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.  Disclosures about Segments of an Enterprise and Related Information (Continued)

                                             Mutual Private

Three months ended March 31, 2000                Funds      Institutional     Accounts       Other           Total
---------------------------------                -----      -------------     --------       -----           -----

Revenue                                          $3,029,603     $1,100,444     $1,393,908     $129,118         $5,653,073

Salaries and other compensation                     760,203      1,012,115        532,115            -          2,304,433
Selling and promotional                              64,121        124,020         45,633       12,989            246,763
Administrative and general                        1,442,244        481,023        588,715       62,272          2,574,254

Income (loss) before income taxes
     and minority interest                         $763,035      ($516,714)      $227,445      $53,857           $527,623

Three months ended March 31, 1999

Revenue                                          $2,224,629     $1,021,369     $1,190,095      $17,534         $4,453,627

Salaries and other compensation                   1,004,184        946,053        321,107            -          2,271,344
Selling and promotional                              36,062         61,920         15,591        8,308            121,881
Administrative and general                          658,380        225,842        729,376       61,909          1,675,507

Income (loss) before income taxes
     and minority interest                         $526,003      ($212,446)      $124,021     ($52,683)          $384,895



Included in the above table are acquisition expenses of approximately $0.8 million allocated based upon the impacted segments.

Management does not evaluate balance sheet assets as a means to allocate resources and assess performance. The Company is domiciled in the United States and does not have any international operations.

4.  Taxes

The Company's effective tax rate for the quarter ended March 31, 2000 and March 31, 1999 was 43% and 43% respectively excluding non-deductible acquisition expenses of approximately $250 thousand recorded in the quarter ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1999 is incorporated herein by reference and should be read in conjunction with the following.

Three Months Ended March 31, 2000 and 1999

The consolidated net income for three months ended March 31, 2000 was $126,502 or $0.03 per share, compared to $185,058 or $0.04 per share in the first quarter of 1999. Revenues for the quarter amounted to $5.7 million, which are $1.2 million above the first quarter of 1999. Total expenses of $5.1 million are approximately $1.0 million above the $4.1 million recorded in the first quarter of 1999. Of the $1.0 million increase, approximately $800,000 reflects costs associated with the Company's acquisition by ReliaStar Financial Corporation. Excluding these costs, net income for the quarter would have amounted to approximately $690,000, or $0.15 basic earnings per share and $0.14 diluted earnings per share.

Total assets under management at March 31, 2000 were $3.6 billion compared to $3.2 billion at March 31, 1999. Mutual fund assets under management increased approximately $0.2 billion to $1.7 billion from $1.4 billion in the year earlier period. The increase is mainly attributable to strong performance or growth in several products, most notably the Lexington Worldwide Emerging Markets Fund which increased in size by $115 million, the Lexington Troika Dialog Russia
Fund, which increased $64 million, the Lexington GNMA Income Fund, which increased $45 million, and the Lexington Emerging Markets Fund, which increased $24 million from March 31, 1999. Private account assets increased approximately $0.1 billion to $0.8 billion, while institutional assets also showed a $0.1 billion increase to $1.2 billion.

Total revenues of $5.7 million increased $1.2 million from the year earlier period. Mutual fund revenues increased approximately $0.6 million to $2.8 million with the increase in assets under management. Other management fees increased $0.3 million, which is associated with higher assets under management in the private account and institutional segments. Other income increased $0.3 million as a result of unrealized appreciation. The unrealized appreciation stems from investments in a number of products managed by the Company.

Total expenses increased approximately $1.0 million to $5.1 million from $4.1 million due to higher administrative and general and selling and promotional expenses. Administrative and general expenses increased $0.9 million to $2.6 million in the first quarter of 2000 compared to $1.7 million in the first quarter of 1999. Of the $0.9 million increase, $0.8 million reflects costs associated with the acquisition of the Company by ReliaStar Financial Corporation. These costs consist primarily of employee retention payments and legal costs. (Additional acquisition related costs are expected to be incurred in future quarters.) Also causing an increase are sub-advisory fees of $0.1 million, which reflect the increase in assets under management. Selling and promotional expenses increased $0.1 million due to increased travel expenses, as a result of two additional marketing representatives, and an increase in advertising expenditures. Salaries and other compensation remained even at $2.3 million. The deferred tax provision was impacted by non-deductible acquisition expenses of approximately $250 thousand for the three months ended March 31, 2000

Effects of Inflation

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

Historically, the Company has been cash self-sufficient. Cash flows from operations have ranged between inflows of $3.7 million and $2.4 million over the past three years. In the first three months of 2000 the Company had cash outflows from operations of $1.1 million. The major use of cash was the payment of normal operating expenses, merger related expenses, and an investment in the Company's trading securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Net cash from investing activities has ranged between outflows of $0.1 million and $0.3 million over the past three years. Outflows of cash from investing activities were just marginally negative in the first three months of 2000 reflecting the purchase of computer equipment.

Cash flows from financing activities have been consistently negative over the past three years. The principal use of cash in financing activities has been the repurchase of the Company's stock under the stock buy-back programs. As part of the pending transaction with ReliaStar, this program has been suspended.

Historically, the Company has maintained a substantial amount of liquidity for purposes of meeting regulatory requirements and potential business demands. At March 31, 2000 the Company had $8.8 million of cash and cash equivalents.
Management believes the Company's cash resources, plus cash provided by operations, is sufficient to meet the Company's foreseeable capital and liquidity requirements. As a result of the holding company structure, the Company's cash flows will depend primarily on dividends or other permissible payments from its subsidiaries. The Company has no standby lines-of-credit or other similar arrangements.

LFD,  as  a  registered  broker-dealer,   had  federal  and  state  net  capital
requirements at March 31, 2000 of $25,000. The aggregate net capital of LFD was $0.3 million at March 31, 2000.

Stockholders' equity on March 31, 2000 increased to $9.1 million from $8.8 million at December 31, 1999, primarily as a result of net income and deferred compensation amortization.

Management believes that the Company's liquid assets and its net cash provided by operations will enable it to meet any foreseeable cash requirements.

The recent acquisition of the Company by ReliaStar will precipitate numerous actions which will cause the Company to incur additional costs as discussed in the Company's 1999 annual report under risk factors. In the aggregate, these costs will substantially reduce shareholders' net equity.

Forward Looking Statements

Some of the information presented in this 10-Q, including, but not limited to the Company's expectations regarding the definitive merger agreement, constitute forward-looking statements within the meaning of the private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors which could cause the actual results to differ materially from expectations include failure to reach agreement on material terms, failure to receive required corporate, regulatory and contractual approvals or consents and other factors discussed from time to time in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.






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

LEXINGTON GLOBAL ASSET MANAGERS, INC.

By: /s/Richard M. Hisey
   --------------------
RICHARD M. HISEY
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Date: 05-12-00